Form 10-Q
period 2021-09-30
Rosecliff Acquisition Corp I
filed 2021-11-22
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 22, 2021, there were 25,300,000 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ROSECLIFF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$863,774	$—
Prepaid expenses	399,038	—
Total Current Assets	1,262,812	—

Deferred offering costs	—	164,899
Marketable securities held in Trust Account	253,023,010	—
TOTAL ASSETS	$254,285,822	$164,899

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,306,051	$675
Accrued offering costs	12,000	99,899
Due to Sponsor	16,152	—
Promissory note – related party	—	40,000
Total Current Liabilities	1,334,203	140,574

Warrant liabilities	7,227,000	—
Deferred underwriting fee payable	8,855,000	—
Total Liabilities	17,416,203	140,574

Commitments and contingencies
Class A common stock subject to possible redemption 25,300,000 and no shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020, respectively	253,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)(2)	633	633
Additional paid-in capital	—	24,367
Accumulated deficit	(16,131,014)	(675)
Total Stockholders’ (Deficit) Equity	(16,130,381)	24,325
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$254,285,822	$164,899

(1)	At December 31, 2020, included up to 825,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

(2)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

General and administrative expenses	$1,192,736	$1,637,589
Loss from operations	(1,192,736)	(1,637,589)

Other income (expense):
Change in fair value of warrants	3,416,400	4,599,000
Transaction costs allocated to warrant liabilities	—	(438,283)
Interest earned on marketable securities held in Trust Account	3,506	23,010
Total other income (expense), net	3,419,906	4,183,727

Net income	$2,227,170	$2,546,138

Weighted average shares outstanding, Class A common stock	25,300,000	20,851,648
Basic and diluted net income per share, Class A common stock	$0.07	$0.09

Weighted average shares outstanding, Class B common stock	6,325,000	6,179,945
Basic and diluted net income per share, Class B common stock	$0.07	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	6,325,000	$633	$24,367	$(675)	$24,325

Cash paid in excess of fair value of Private placement warrants	—	—	—	—	2,824,000	—	2,824,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,848,367)	(18,676,477)	(21,524,844)

Net income	—	—	—	—	—	3,221,641	3,221,641
Balance – March 31, 2021 (unaudited) (as restated)	—	$—	6,325,000	$633	$—	$(15,455,511)	$(15,454,878)

Net loss	—	—	—	—	—	(2,902,673)	(2,902,673)
Balance – June 30, 2021 (unaudited) (as restated)	—	$—	6,325,000	$633	$—	$(18,358,184)	$(18,357,551)

Net income	—	—	—	—	—	2,227,170	2,227,170
Balance – September 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(16,131,014)	$(16,130,381)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,546,138
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,599,000)
Transaction costs allocated to warrant liabilities	438,283
Interest earned on marketable securities held in Trust Account	(23,010)
Changes in operating assets and liabilities:
Prepaid expenses	(399,038)
Accrued expenses	1,305,376
Net cash used in operating activities	(731,251)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placements Warrants	7,060,000
Proceeds from promissory note – related party	109,152
Repayments of promissory note – related party	(133,000)
Payment of offering costs	(381,127)
Net cash provided by financing activities	254,595,025

Net Change in Cash	863,774
Cash – Beginning of period	—
Cash – End of period	$863,774

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$12,000
Payment of accrued expenses through promissory note	16,152
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021 the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,706,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Rosecliff Acquisition Sponsor I LLC (the “Sponsor”) generating gross proceeds of $7,060,000, which is described in Note 5.

Transaction costs amounted to $14,373,127, consisting of $5,060,000 in cash underwriting fees, $8,855,000 in deferred underwriting fees, and $458,127 of other offering costs.

Following the closing of the Initial Public Offering on February 17, 2021, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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
SEPTEMBER 30, 2021
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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $863,774. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Based on the above, management evaluated the Company’s liquidity and financial condition and has determined that sufficient capital and access to capital exists to sustain operations for at least one year from the date the financial statements were issued.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements and those previously issued financial statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of February 17, 2021, March 31, 2021 and June 30, 2021 should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to those periods in this Quarterly Report.

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss), with all allocated to common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss).

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Balance Sheet as of February 17, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$228,885,190	$24,114,810	$253,000,000
Class A common stock	$241	$(241)	$—
Additional paid-in capital	$5,438,092	$(5,438,092)	$—
Accumulated deficit	$(438,958)	$(18,676,477)	$(19,115,435)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(24,114,810)	$(19,114,802)

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$232,545,120	$20,454,880	$253,000,000
Class A common stock	$205	$(205)	$—
Additional paid-in capital	$1,778,198	$(1,778,198)	$—
Accumulated deficit	$3,220,966	$(18,676,477)	$(15,455,511)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(20,454,880)	$(15,454,878)

Balance Sheet as of June 30, 2021
Class A Common stock subject to possible redemption	$229,642,450	$23,357,550	$253,000,000
Class A Common stock	$234	$(234)	$—
Additional paid-in capital	$4,680,839	$(4,680,839)	$—
Accumulated deficit	$318,293	$(18,676,477)	$(18,358,184)
Total Shareholders’ Equity (Deficit)	$4,999,999	$(23,357,550)	$(18,357,551)

Statement of Operations for the Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,300,000	(25,300,000)	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,885,000	(5,885,000)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.55	$(0.55)	$—
Weighted average shares outstanding of Class A common stock	—	11,939,326	11,939,326
Basic and diluted net income per share, Class A common stock	$—	$0.18	$0.18
Weighted average shares outstanding of Class B common stock	—	5,885,000	5,885,000
Basic and diluted net income per share, Class B common stock	$—	$0.18	$0.18

Statement of Operations for the Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,300,000	(25,300,000)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,325,000	(6,325,000)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.46)	$0.46	$—
Weighted average shares outstanding of Class A common stock	—	25,300,000	25,300,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B common stock	—	6,325,000	6,325,000
Basic and diluted net loss per share, Class B common stock	$—	$(0.09)	$(0.09)

Statement of Operations for the Six Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,300,000	(25,300,000)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,106,215	(6,106,215)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.05	$(0.05)	$—
Weighted average shares outstanding of Class A common stock	—	18,693,889	18,693,889
Basic and diluted net income per share, Class A common stock	$—	$0.01	$0.01
Weighted average shares outstanding of Class B common stock	—	6,106,215	6,106,215
Basic and diluted net income per share, Class B common stock	$—	$0.01	$0.01

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$228,885,190	$24,114,810	$253,000,000
Change in value of common stock subject to redemption	$3,659,930	$(3,659,930)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$228,885,190	$24,114,810	$253,000,000
Change in value of common stock subject to redemption	$757,250	$(757,250)	$—

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 16, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. At December 31, 2020, there were no assets held in the Trust Account. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 25,300,000 and no Class A common stock subject to possible redemption is presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheets.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	$(7,590,000)
Class A common stock issuance costs	$(13,934,844)
Plus:
Accretion of carrying value to redemption value	$21,524,844
Class A common stock subject to possible redemption	$253,000,000

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants are valued by the closing price of the observable market quote in an active market. The Private Placement Warrants are valued using an observable market quote for a similar asset in an active market. See Notes 10 and 11.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of which had a full valuation allowance recorded against them. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class method in calculating earnings per share. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,140,000 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$1,781,736	$445,434	$1,964,042	$582,096
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	20,851,648	6,179,945

Basic and diluted net loss per share of common stock	$0.07	$0.07	$0.09	$0.09

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 will have no impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Amount Due to Sponsor

At September 30, 2021 the Company had advances owed to the Sponsor in the amount of $16,152. At December 31, 2020, there were no advances owed to the Sponsor.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three and nine months ended September 30, 2021, the Company accrued $30,000 and $80,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,325,000 shares of Class B common stock issued and outstanding.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 9. WARRANTS

As of September 30, 2021, there were 8,433,333 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2021
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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

At September 30, 2021, there were 4,706,667 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The fair value hierarchy (see Note 3) is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

At September 30, 2021, assets held in the Trust Account were comprised of $253,023,010 in a U.S. Fixed income securities fund. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Fund	1	$253,023,010

Description	Level	September 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$4,638,333
Warrant Liability – Private Placement Warrants	2	$2,588,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company initially valued its Private Placement Warrants utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants through June 30, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the warrants were assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date. At September 30, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the changes in the fair value of the warrant liabilities (Level 3 measurements):

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 17, 2021	4,236,000	7,590,000	11,826,000
Change in fair value	(1,364,933)	(2,445,667)	(3,810,600)
Fair value as of March 31, 2021	$2,871,067	$5,144,333	$8,015,400
Change in fair value	941,333	1,686,667	2,628,000
Transfer to Level 1	—	(6,831,000)	(6,831,000)
Fair value as of June 30, 2021	3,812,400	—	3,812,400
Change in fair value	(1,223,733)	—	(1,223,733)
Transfer to Level 2	(2,588,667)	—	(2,588,667)
Fair value as of September 30, 2021	$—	—	—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants previously transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $6,831,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $2,588,667.

ROSECLIFF ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

On November 9, 2021, the Company (“Rosecliff”), GT Gettaxi Listco, a Cayman Islands corporation (“Pubco”), GT Gettaxi Limited, a Cyprus corporation (“GT Gettaxi”), GT Gettaxi SPV, a Cayman Islands exempted company (“SPV Holdco”), GT Gettaxi Merger Sub 1, a Cayman Islands exempted company (“Merger Sub I”), Gett Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), and Dooboo Holding Limited, a Cyprus corporation (“Dooboo”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, Rosecliff agreed to combine with the Company in a business combination. Each of Pubco, SPV Holdco, Merger Sub I and Merger Sub II is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

At the SPV Merger Effective Time, Pubco will issue to the shareholders of GT Gettaxi an aggregate number of Pubco Ordinary Shares equal to the quotient of $821 million (“SPV Value”) divided by $10.00 per share (the “SPV Share Consideration”). A portion of the SPV Share Consideration shall be issued at the closing of the business combination, with the remaining portion of the SPV Share Consideration to be issued upon the earliest to occur of the two year anniversary of the Closing Date, the date on which the product of the SPV Share Consideration and the Pubco VWAP is equal to or greater than $3.1 billion for a period of at least twenty consecutive trading days and immediately prior to the consummation of a Pubco Sale. Promptly after the Reorganization, each issued and outstanding option in the Company or its subsidiaries, whether vested or unvested, will automatically be converted into and exchanged for an SPV Holdco Option. Subject to certain limited exceptions, at the SPV Merger Effective Time, each issued and outstanding SPV Holdco Option, whether vested or unvested, will automatically be converted into and exchanged for an option to purchase Pubco Ordinary Shares.

At the SPAC Merger Effective Time, each issued and outstanding share of Class A common stock of Rosecliff (“Rosecliff Common Stock”) will automatically be converted into and exchanged for the right to receive one Pubco Ordinary Share, each issued and outstanding public warrant of Rosecliff will automatically be converted into and exchanged for the right to receive one public warrant of Pubco (“Pubco Public Warrants”), each issued and outstanding private warrant of Rosecliff will automatically be converted into and exchanged for the right to receive one private warrant of Pubco. Each of the Pubco Public Warrants and Pubco Private Warrants will have substantially the same terms and conditions as are in effect with respect to the Rosecliff Public Warrants and Rosecliff Private Warrants immediately prior to the SPAC Merger Effective Time.

In connection with the Proposed Transactions and concurrently with the execution of the Business Combination Agreement, Pubco and Rosecliff entered into subscription agreements with Sponsor and certain GT Gettaxi shareholders, pursuant to which, among other things, each Initial Subscriber has agreed to subscribe for and purchase on the Closing Date, and Pubco has agreed to issue and sell to each such Initial Subscriber on the Closing Date, the number of Pubco Ordinary Shares set forth in the applicable Initial Subscription Agreement in exchange for the purchase price set forth therein (the aggregate purchase price under all Initial Subscription Agreements). The aggregate number of Pubco Ordinary Shares subscribed for by the Initial Subscribers under the Subscription Agreements is three million for aggregate consideration of $30 million.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed above, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of February 17, 2021, March 31, 2021 and June 30, 2021 discussed in Note 2 to the condensed financial statements included in Item 1. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,227,170, which consists of change in fair value of warrant liabilities of $3,416,400 and interest income on marketable securities held in the Trust Account of $3,506, offset by operating costs of $1,192,736.

For the nine months ended September 30, 2021, we had a net income of $2,546,138, which consists of change in fair value of warrant liabilities of $4,599,000 and interest income on marketable securities held in the Trust Account of $23,010, and transaction costs allocated to warrant liabilities of $438,283, offset by operating costs of $1,637,589.

Liquidity and Capital Resources

On February 17, 2021, we consummated the Initial Public Offering of 25,300,000 Units at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,706,667 Private Placement Warrant at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,060,000, which is described in Note 5.

For the nine months ended September 30, 2021, cash used in operating activities was $731,251. Net income of $2,546,138 was affected by transaction costs associated with Initial Public Offering of $438,283, change in fair value of warrant liabilities of $4,599,000 and interest income on marketable securities held in the Trust Account of $23,010. Changes in operating assets and liabilities provided $906,338 of cash for operating activities.

As of September 30, 2021, we had U.S. Treasury Funds held in the Trust Account of $253,023,010 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $863,774. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Based on above, management evaluated the Company’s liquidity and financial condition and has determined that sufficient capital and access to capital exists to sustain operations for at least one year from the date the financial statements were issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Public Warrants were measured at fair value using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The measurement of the Public Warrants after the separation of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the separation of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the warrants as of each relevant date. At September 30, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. See Notes 10 and 11.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 25,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

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

Business Combination

On November 9, 2021, the Company, GT Gettaxi Listco, a Cayman Islands corporation, GT Gettaxi Limited, a Cyprus corporation , GT Gettaxi SPV, a Cayman Islands exempted company, GT Gettaxi Merger Sub 1, a Cayman Islands exempted company, Gett Merger Sub, Inc., a Delaware corporation, and Dooboo Holding Limited, a Cyprus corporation, entered into a Business Combination Agreement. Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions. In connection with the Business Combination, the Company entered into subscription agreements dated as of November 9, 2021, with certain institutional and accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in a private placement, concurrent with the consummation of the Business Combination, an aggregate of 3,000,000 shares of common stock for $10.00 per share for an aggregate cash amount of $30,000,000.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, solely due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended September 30, 2021, we made changes in our internal control processes over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), other than the circumstances described above, to issues that have materially affected, or, in anticipation, to reasonably likely to materially affect our internal control over financial reporting. Management implemented steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. The foregoing actions, were completed as of September 30, 2021.

In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We will continue to evaluate whether additional measures should be implemented with respect to such material weakness. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the shares of its Class A common stock subject to possible redemption. After consultation with the Company’s Audit Committee, the Company’s management concluded that the previously issued audited balance sheet dated as of February 17, 2021, which was related to our Initial Public Offering, and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively, should be restated to report all Class A common stock subject to possible redemption as temporary equity.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s Class A common stock subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, and the material weakness disclosed in our Quarterly Report on Form 10-Q, as filed with the SEC on August 16, 2021, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSECLIFF ACQUISITION CORP I

Date: November 22, 2021	By:	/s/ Michael P. Murphy
	Name:	Michael P. Murphy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Kieran Goodwin
	Name:	Kieran Goodwin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)