Form 10-Q
period 2022-06-30
Rosecliff Acquisition Corp I
filed 2022-08-12
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 25,300,000 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ROSECLIFF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$225,744	$769,432
Prepaid expenses	204,125	313,125
Total Current Assets	429,869	1,082,557

Investment held in Trust Account	253,451,770	253,027,240
TOTAL ASSETS	$253,881,639	$254,109,797

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,981,959	$2,908,800
Accrued offering costs	—	12,000
Income taxes payable	26,505	—
Due to Sponsor	16,152	16,152
Total Current Liabilities	3,024,616	2,936,952

Warrant liabilities	1,314,000	10,142,642
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	13,193,616	21,934,594

Commitments and contingencies
Class A common stock subject to possible redemption: 25,300,000 shares at approximately $10.02 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	253,099,034	253,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none outstanding (less 25,300,000 shares subject to redemption at June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 (1)	633	633
Additional paid-in capital	—	—
Accumulated deficit	(12,411,644)	(20,825,430)
Total Stockholders’ Deficit	(12,411,011)	(20,824,797)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$253,881,639	$254,109,797

(1)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$248,722	$287,037	$713,846	$444,853
Loss from operations	(248,722)	(287,037)	(713,846)	(444,853)

Other income (expense):
Change in fair value of warrant liabilities	1,314,000	(2,628,000)	8,828,642	1,182,600
Transaction costs allocated to warrant liabilities	—	—	—	(438,283)
Interest earned on investment held in Trust Account	420,200	12,364	424,529	19,504
Total other income (expense), net	1,734,200	(2,615,636)	9,253,171	763,821

Income (loss) before provision for income taxes	1,485,478	(2,902,673)	8,539,325	318,968
Provision for income taxes	(26,505)	—	(26,505)	—
Net income (loss)	$1,458,973	$(2,902,673)	$8,512,820	$318,968

Weighted average shares outstanding, Class A common stock	25,300,000	25,300,000	25,300,000	18,693,889
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.09)	$0.27	$0.01

Weighted average shares outstanding, Class B common stock	6,325,000	6,325,000	6,325,000	6,106,215
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.09)	$0.27	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,325,000	$633	$—	$(20,825,430)	$(20,824,797)

Net income	—	—	—	—	—	7,053,847	7,053,847
Balance – March 31, 2022	—	$—	6,325,000	$633	$—	$(13,771,583)	$(13,770,950)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(99,034)	(99,034)

Net income	—	—	—	—	—	1,458,973	1,458,973
Balance – June 30, 2022	—	$—	6,325,000	$633	$—	$(12,411,644)	$(12,411,011)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B (1) Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,325,000	$633	$24,367	$(675)	$24,325

Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	2,824,000	—	2,824,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(2,848,367)	(18,676,477)	(21,524,844)

Net income	—	—	—	—	—	3,221,641	3,221,641
Balance – March 31, 2021	—	$—	6,325,000	$633	$—	$(15,455,511)	$(15,454,878)

Net loss	—	—	—	—	—	(2,902,673)	(2,902,673)
Balance – June 30, 2021	—	$—	6,325,000	$633	$—	$(18,358,184)	$(18,357,551)

(1)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,512,820	$318,968
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,828,642)	(1,182,600)
Transaction costs allocated to warrant liabilities	—	438,283
Interest earned on investments held in Trust Account	(424,529)	(19,504)
Changes in operating assets and liabilities:
Prepaid expenses	109,000	(496,414)
Accrued expenses	73,158	214,934
Accrued offering costs	(12,000)	—
Income taxes payable	26,505	—
Net cash used in operating activities	(543,688)	(726,333)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placements Warrants	—	7,060,000
Proceeds from promissory note – related party	—	109,152
Repayments of promissory note – related party	—	(133,000)
Payment of offering costs	—	(381,127)
Net cash provided by financing activities	—	254,595,025

Net Change in Cash	(543,688)	868,692
Cash – Beginning of period	769,432	—
Cash – End of period	$225,744	$868,692

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$12,000
Payment of accrued expenses through promissory note	$—	$16,152
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000, which is described in Note 3.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

The Company will have until February 17, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Liquidation and Going Concern

For the six months ended June 30, 2022, cash used in operating activities was $543,688. Net income of $8,512,820 was affected by change in fair value of warrant liabilities of $8,828,642 and interest earned on investments held in the Trust Account of $424,529. Changes in operating assets and liabilities provided $196,664 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $726,333. Net income of $318,968 was affected by transaction costs associated with Initial Public Offering of $438,283, change in fair value of warrant liabilities of $1,182,600 and interest income earned on investment held in the Trust Account of $19,504. Changes in operating assets and liabilities provided $281,480 of cash for operating activities.

As of June 30, 2022, the Company had U.S. Treasury Funds held in the Trust Account of $253,451,770 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, the Company had $225,744 in its operating bank account and a working capital deficit of $3,142,978. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliated of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any interim future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investment Held in Trust Account

As of June 30, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills and were recorded at amortized cost. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021, to June 30, 2022, the Company did not withdraw any of Interest earned on investment held in the Trust Account to pay its tax obligations. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 25,300,000 Class A common stock subject to possible redemption is presented as temporary deficit, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A common stock issuance costs	(13,934,844)
Plus:
Accretion of carrying value to redemption value	21,524,844
Class A common stock subject to possible redemption, December 31, 2021	$253,000,000
Plus:
Accretion of carrying value to redemption value	99,034
Class A common stock subject to possible redemption, June 30, 2022	$253,099,034

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.78% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.31% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,140,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,167,178	$291,795	$(2,322,138)	$(580,535)	$6,810,256	$1,702,564	$240,433	$78,535
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	25,300,000	6,325,000	25,300,000	6,325,000	18,693,889	6,106,215
Basic and diluted net income (loss) per share of common stock	$0.05	$0.05	$(0.09)	$(0.09)	$0.27	$0.27	$0.01	$0.01

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Amount Due to Sponsor

At June 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $16,152.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three and six months ended June 30, 2022, the Company accrued $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Investors’ Rights Agreement, dated as of November 9, 2021, and to be effective as of the closing of the Business Combination, by and among the Company, a Delaware limited liability company, and certain holders, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

The Company intends to continue to pursue the consummation of a business combination with an appropriate target.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,325,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 8,433,333 Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 4,706,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022 and at December 31, 2021, assets held in the Trust Account were comprised of $253,451,770 and $253,027,240 in a U.S. Fixed income securities fund. During the period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At June 30, 2022, assets held in the Trust Account were comprised of $12,438 in cash and $253,439,332 invested marketable securities invested in U.S. Treasury Bills. Total investments in marketable securities as of June 30, 2022 is $253,451,770 during the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $253,027,240 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2022	U.S. Treasury Securities (Matures on 08/09/22)	1	$253,439,332	$(33,847)	$253,405,485

Description	Level	December 31, 2021
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$253,027,240

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$843,333	$6,493,666
Warrant Liability – Private Placement Warrants	2	$470,667	$3,648,976

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company initially valued its Private Placement Warrants, on February 17, 2021, as Level 3 utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants as Level 3 through December 31, 2021, with changes in fair value recognized in the statements of operations.

The estimated fair value of the Private Placement warrant liabilities was determined using Level 2 inputs on June 30, 2022 and December 31, 2021. On December 31, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants previously transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $6,831,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2021 was $2,588,667. The Company did not have any Level 3 Financial Instruments during the period-ended December 31, 2020. There was no transfer during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on November 17, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrant, our capital stock, debt or a combination of cash, stock and debt.

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

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Investors’ Rights Agreement, dated as of November 9, 2021, and to be effective as of the closing of the Business Combination, by and among the Company, a Delaware limited liability company, and certain holders, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

The Company intends to continue to pursue the consummation of a business combination with an appropriate target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 17, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,458,973, which consists of change in fair value of warrant liabilities of $1,314,000 and interest earned on investment held in Trust Account of $420,200, offset by formation and operating costs of $248,772 and provision for income tax of $26,505.

For the six months ended June 30, 2022, we had a net income of $8,512,820, which consists of change in fair value of warrant liabilities of $8,828,642 and interest earned on investment held in Trust Account of $424,529, offset by formation and operating costs of $713,846 and provision for income tax of $26,505.

For the three months ended June 30, 2021, we had a net loss of $2,902,673, which consists of change in fair value of warrant liabilities of $2,628,000 and interest earned on investment held in Trust Account of $12,364, offset by formation and operating costs of $287,037.

For the six months ended June 30, 2021, we had a net income of $318,968, which consists of change in fair value of warrant liabilities of $1,182,600 and interest earned on investment held in Trust Account of $19,504, offset by formation and operating costs of $444,853 and transaction costs allocated to warrant liability of $438,283.

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

For the six months ended June 30, 2022, cash used in operating activities was $543,688. Net income of $8,512,820 was affected by change in fair value of warrant liabilities of $8,828,642 and interest earned on investments held in the Trust Account of $424,529. Changes in operating assets and liabilities provided $196,664 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $726,333. Net income of $318,698 was affected by transaction costs associated with Initial Public Offering of $438,283, change in fair value of warrant liabilities of $1,182,600 and interest earned on investments held in the Trust Account of $19,504. Changes in operating assets and liabilities provided $281,480 of cash for operating activities.

As of June 30, 2022, we had U.S. Treasury Funds held in the Trust Account of $253,451,770 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, the Company had $225,744 in its operating bank account and a working capital deficit of $2,242,011. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per unit, at the option of the lender. The Units would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 25,300,000 shares of Class A common stock subject to possible redemption are presented as temporary deficit, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

ROSECLIFF ACQUISITION CORP I

Date: August 12, 2022	By:	/s/ Michael P. Murphy
	Name:	Michael P. Murphy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Kieran Goodwin
	Name:	Kieran Goodwin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)