Form 10-Q
period 2022-09-30
Rosecliff Acquisition Corp I
filed 2022-11-10
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of November 9, 2022, there were 25,300,000 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ROSECLIFF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ROSECLIFF ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$517,838	$769,432
Prepaid expenses	114,875	313,125
Total Current Assets	632,713	1,082,557

Investment held in Trust Account	254,228,158	253,027,240
TOTAL ASSETS	$254,860,871	$254,109,797

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,075,867	$2,908,800
Accrued offering costs	—	12,000
Income taxes payable	251,755	—
Due to Sponsor	16,152	16,152
Total Current Liabilities	3,343,774	2,936,952

Warrant liabilities	788,400	10,142,642
Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	12,987,174	21,934,594

Commitments and contingencies
Class A common stock subject to possible redemption: 25,300,000 shares at approximately $10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	253,946,629	253,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none outstanding (less 25,300,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at September 30, 2022 and December 31, 2021(1)	633	633
Additional paid-in capital	—	—
Accumulated deficit	(12,073,565)	(20,825,430)
Total Stockholders’ Deficit	(12,072,932)	(20,824,797)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$254,860,871	$254,109,797

(1)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$237,071	$1,192,736	$950,917	$1,637,589
Loss from operations	(237,071)	(1,192,736)	(950,917)	(1,637,589)

Other income (expense):
Change in fair value of warrant liabilities	525,600	3,416,400	9,354,242	4,599,000
Transaction costs allocated to warrant liabilities	—	—	—	(438,283)
Interest earned on investment held in Trust Account	1,122,395	3,506	1,546,924	23,010
Total other income, net	1,647,995	3,419,906	10,901,166	4,183,727

Income before provision for income taxes	1,410,924	2,227,170	9,950,249	2,546,138
Provision for income taxes	(225,250)	—	(251,755)	—
Net income	$1,185,674	$2,227,170	$9,698,494	$2,546,138

Weighted average shares outstanding, Class A common stock	25,300,000	25,300,000	25,300,000	20,851,648
Basic and diluted net income per share, Class A common stock	$0.04	$0.07	$0.31	$0.09

Weighted average shares outstanding, Class B common stock	6,325,000	6,325,000	6,325,000	6,179,945
Basic and diluted net income per share, Class B common stock	$0.04	$0.07	$0.31	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,325,000	$633	$—	$(20,825,430)	$(20,824,797)

Net income	—	—	—	—	—	7,053,847	8,512,820
Balance – March 31, 2022	—	—	6,325,000	633	—	(13,771,583)	(13,770,950)

Accretion for Class A common stock to redemption amount						(99,034)	(99,034)

Net income	—	—	—	—	—	1,458,973	1,458,973
Balance – June 30, 2022	—	—	6,325,000	633	—	(12,411,644)	(12,411,011)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(847,595)	(847,595)

Net income	—	—	—	—	—	1,185,674	1,185,674
Balance – September 30, 2022	—	$—	6,325,000	$633	$—	$(12,073,565)	$(12,072,932)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B (1) Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	—	$—	6,325,000	$633	$24,367	$(675)	$24,325

Cash paid in excess of fair value of Private placement warrants	—	—	—	—	2,824,000	—	2,824,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(2,848,367)	(18,676,477)	(21,524,844)

Net income	—	—	—	—	—	3,221,641	3,221,641
Balance – March 31, 2021	—	—	6,325,000	633	—	(15,455,511)	(15,454,878)

Net loss	—	—	—	—	—	(2,902,673)	(2,902,673)
Balance – June 30, 2021	—	—	6,325,000	633	—	(18,358,184)	(18,357,551)

Net income	—	—	—	—	—	2,227,170	2,227,170
Balance – September 30, 2021	—	$—	6,325,000	$633	$—	$(16,131,014)	$(16,130,381)

(1)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,698,494	$2,546,138
Adjustments to reconcile net income to net cash provided by used in operating activities:
Change in fair value of warrant liabilities	(9,354,242)	(4,599,000)
Transaction costs allocated to warrant liabilities	—	438,283
Interest earned on investments held in Trust Account	(1,546,924)	(23,010)
Changes in operating assets and liabilities:
Prepaid expenses	198,250	(399,038)
Accrued expenses	167,067	1,305,376
Accrued offering costs	(12,000)	—
Income taxes payable	251,755	—
Net cash used in operating activities	(597,600)	(731,251)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	346,006	—
Investment of cash in Trust Account	—	(253,000,000)
Net cash provided by (used in) investing activities	346,006	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placements Warrants	—	7,060,000
Proceeds from promissory note – related party	—	109,152
Repayments of promissory note – related party	—	(133,000)
Payment of offering costs	—	(381,127)
Net cash provided by financing activities	—	254,595,025

Net change in Cash	(251,594)	863,774
Cash – Beginning of period	769,432	—
Cash – End of period	$517,838	$863,774

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$12,000
Payment of accrued expenses through promissory note	$—	$16,152
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2022

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

The Company will have until February 17, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Liquidity and Going Concern

As of September 30, 2022, the Company had $517,838 in its operating bank account and a working capital deficit of $2,429,532. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliated of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in above to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any interim future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $517,838 and $769,432 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

Investment Held in Trust Account

As of September 30, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills and were recorded at amortized cost. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. During the period January 1, 2021 to September 30, 2022, the Company withdrew $346,006 of interest earned on investment held in the Trust Account to pay its tax obligations. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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
SEPTEMBER 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 25,300,000 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A common stock issuance costs	(13,934,844)
Plus:
Accretion of carrying value to redemption value	21,524,844
Class A common stock subject to possible redemption, December 31, 2021	$253,000,000
Plus:
Accretion of carrying value to redemption value	946,629
Class A common stock subject to possible redemption, September 30, 2022	$253,946,629

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 15.96% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.53% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,140,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$948,539	$237,135	$1,781,736	$445,434	$7,758,795	$1,939,699	$1,964,042	$582,096
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	25,300,000	6,325,000	25,300,000	6,325,000	20,851,648	6,179,945
Basic and diluted net income per share of common stock	$0.04	$0.04	$0.07	$0.07	$0.31	$0.31	$0.09	$0.09

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Amount Due to Sponsor

At September 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $16,152.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three and nine months ended September 30, 2022, the Company accrued $30,000 and $90,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,325,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 8,433,333 Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 4,706,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $254,228,158 and $253,027,240 in a U.S. Fixed income securities fund. During the period ended September 30, 2022 and December 31, 2021, the Company withdrew $346,006 and $0, of interest to pay its tax obligations, respectively.

At September 30, 2022, assets held in the Trust Account were comprised of $254,056,732 invested marketable securities invested in U.S. Treasury Bills and $171,426 in money market funds which are invested primarily in U.S. Treasury Securities. Total investments in marketable securities as of September 30, 2022 is $254,228,158, during the nine months ended September 30, 2022,

At December 31, 2021, assets held in the Trust Account were comprised of $253,027,240 money market funds that primarily invested in U.S. Treasury Securities at fair market value. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Matures on 10/13/22)	1	$254,056,732	$(7,522)	$254,049,210

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$171,426	1	$253,027,240

Description	Level	September 30, 2022	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	2	$506,000	1	$6,493,666
Warrant Liability – Private Placement Warrants	2	$282,400	2	$3,648,976

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company initially valued its Private Placement Warrants, on February 17, 2021, as Level 3 utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants as Level 3 through December 31, 2021, with changes in fair value recognized in the statements of operations.

The estimated fair value of the Private Placement Warrant liabilities was determined using Level 2 inputs on September 30, 2022 and December 31, 2021. As of September 30, 2022, the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement during the three and nine months ended September 30, 2022 was $506,000. On December 31, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants previously transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $6,831,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2021 was $2,588,667. There was no transfer during the three and nine months ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 9, 2022, the Company filed a preliminary proxy statement in connection with the Special Meeting (as defined below) for the purpose of voting on three proposals, one proposal being to amend the Certificate of Incorporation (as defined below) to extend the mandatory liquidation date from February 17, 2023 to February 17, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 12, 2022 and proxy statement on Schedule 14A for the Special Meeting (as defined below) filed with the SEC on November 9, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Special Meeting of Stockholders

On November 9, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held on a date set by a committee of the board (the “Special Meeting”) for the purpose of voting on: (a) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) pursuant to an amendment to the Certificate of Incorporation to extend the date by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company with one or more businesses, which we refer to as our “initial Business Combination”, or (ii) cease its operations, except for the purpose of winding up if it fails to complete such initial Business Combination, and redeem all of the Company’s shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and all of its shares of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”, collectively with the Class A Common Stock, the “Common Stock”), included as part of the units sold in the Initial Public Offering that was consummated on February 17, 2021, from February 17, 2023 to February 17, 2024, (the “Extension Proposal”); (b) a proposal to amend the Certificate of Incorporation pursuant to an amendment to the Certificate of Incorporation to eliminate from the Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”); and (c) a proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”), which may be presented at the Special Meeting if, based on the tabulated votes, there are not sufficient votes at the time of the Special Meeting to approve the Extension Proposal, in which case the Adjournment Proposal will be the only proposal presented at the Special Meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 17, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,185,674, which consists of change in fair value of warrant liabilities of $525,600 and interest earned on investment held in Trust Account of $1,122,395, offset by formation and operating costs of $237,071 and provision for income tax of $225,250.

For the nine months ended September 30, 2022, we had a net income of $9,698,494, which consists of change in fair value of warrant liabilities of $9,354,242 and interest earned on investment held in Trust Account of $1,546,924, offset by formation and operating costs of $950,917 and provision for income tax of $251,755.

For the three months ended September 30, 2021, we had a net loss of $2,227,170, which consists of change in fair value of warrant liabilities of $3,416,400 and interest earned on investment held in Trust Account of $3,506, offset by formation and operating costs of $1,192,736.

For the nine months ended September 30, 2021, we had a net loss of $2,546,138, which consists of change in fair value of warrant liabilities of $4,599,000 and interest earned on investment held in Trust Account of $23,010, offset by transaction costs allocated to warrant liabilities $438,283 and formation and operating costs of $1,637,589.

Liquidity and Going Concern

As of September 30, 2022, we had U.S. Treasury Funds held in the Trust Account of $254,228,158 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, the Company had $517,838 in its operating bank account and a working capital deficit of $2,429,532. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in above to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The estimated fair value of the Public Warrants was measured at fair value using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 12, 2022 and proxy statement on Schedule 14A for the Special Meeting filed with the SEC on November 9, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 12, 2022 and proxy statement on Schedule 14A for the Special Meeting filed with the SEC on November 9, 2022, other than as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our Certificate of Incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

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

If the Extension Proposal is not approved or not implemented and we do not consummate an initial Business Combination by February 17, 2023, the Certificate of Incorporation provides that we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board, liquidate and dissolve, subject, in each case, to the Company’s obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.3

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 17, 2021.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

[3]	NTD: Deal team to confirm if any new exhibits should be added.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSECLIFF ACQUISITION CORP I

Date: November 10, 2022	By:	/s/ Michael P. Murphy
	Name:	Michael P. Murphy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Kieran Goodwin
	Name:	Kieran Goodwin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)