Form 10-K
period 2022-12-31
Rosecliff Acquisition Corp I
filed 2023-03-31
CIK 1833498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A common stock outstanding held by non-affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $248,193,000.

As of March 30, 2023, there were 458,716 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, per share, issued and outstanding.

ROSECLIFF ACQUISITION CORP I
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to maintain listing on the Nasdaq;

•
our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We are a blank check company incorporated in Delaware on November 17, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. Our Sponsor is Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company.

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

Following the closing of our Initial Public Offering on February 17, 2021, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. We must complete one or more initial Business Combinations with one or more operating businesses or assets that together have a fair market value equal to at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account). We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. All activity for the period from November 17, 2020 (inception) through December 31, 2022 related to our formation and Initial Public Offering, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we pay to the underwriters of the Initial Public Offering.

We will have until February 17, 2024 to complete a Business Combination (the “Expiration Date”), which was extended from February 17, 2023 by one year at a special meeting of stockholders on December 21, 2022. If we have not completed a Business Combination by the Expiration Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by the Expiration Date.

Termination of the Previously Announced Business Combination Agreement

On March 11, 2022, the Company, GT Gettaxi Listco, GT Gettaxi Limited, GT Gettaxi SPV, GT Merger Sub 1, Gett Merger Sub, Inc., and Dooboo Holding Limited, and Merger Sub entered into a Termination of the Business Combination Agreement pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. As per the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2021, the Company requested that the target’s management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

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

•
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

•
People driven: Serial entrepreneurs, visionary leaders and trusted partners - we intend to seek management teams with whom we would be proud to partner for the next decade or more and who we believe have the vision, energy and execution capability to deliver on our high expectations for growth and franchise value. This is the standard against which Rosecliff Ventures Management, LLC, a Delaware limited liability company, and its affiliated entities, excluding our Company and Sponsor (“Rosecliff Ventures”), measures all of the management teams with whom it partners, whether they are running public or private companies.

•
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

•
Significant addressable market relative to current company size: We intend to seek companies that we believe have a clear runway for sustained growth in their existing core businesses, well beyond our expected investment horizon.

•
Sustainable competitive differentiation: We believe that identifying and deeply dissecting the “moat” around a company is the most critical element of understanding that company, as true differentiation can provide years of durable, compounding growth and expanding margins.

•
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

•	Appropriate valuations: We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks.

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

Past experience or performance of Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor, directors or management team or their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor, directors or management team or their respective affiliates as indicative of future performance. See “Risk Factors - Past performance by Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor, directors or management team or their respective affiliates may not be indicative of future performance of an investment in the Company.”

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

Rosecliff Ventures may become aware of a potential Business Combination opportunity that may be an attractive opportunity for our Company. However, Rosecliff Ventures is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company. Rosecliff Ventures’ role with respect to our Company is expected to be primarily passive and advisory in nature. Rosecliff Ventures may have fiduciary and/or contractual duties to its investment vehicles and to companies in which Rosecliff Ventures has invested. As a result, Rosecliff Ventures may have a duty to offer Business Combination opportunities to certain Rosecliff Ventures funds, other investment vehicles or other entities before other parties, including our Company. Additionally, certain companies in which Rosecliff Ventures has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Rosecliff Ventures may directly or indirectly receive a financial benefit as a result of such transaction.

We believe that any such potential conflicts of interest of Rosecliff Ventures and our officers and directors will be naturally mitigated by the differing nature of targets that Rosecliff Ventures typically considers most attractive for its venture capital activities and the types of initial Business Combination opportunities that we expect to be most attractive for our Company.

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our then issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Stockholders in connection with an initial Business Combination, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. Our initial stockholders own shares representing approximately 91.32% (as of December 31, 2022) of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Our amended and restated certificate of incorporation does not provide a limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow us to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation. It’s possible we will not be able to complete the initial Business Combination unless we are able to obtain a sufficient amount of equity financing to meet the net tangible asset test. There can be no assurance that we will be able to do so. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by the Expiration Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its Sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination by the Expiration Date. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the effects of the coronavirus pandemic (“COVID-19”) continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination by the Expiration Date or during any extension period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the continuing COVID-19 pandemic, as well as other events such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases, and the state of debt and equity markets.

Events such as the COVID-19 pandemic have affected, and other events (such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination with could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to these events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which these events impact our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning these events. If the disruptions posed by these events continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing.  Any ability to raise financing will be dependent on the state of the equity and debt markets at the time, which may be impacted by the events described above as well as by market volatility.  In the event of continued or increased market volatility and/or decreased market liquidity, third-party financing may be unavailable on terms acceptable to us or at all.

Finally, events such as the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, including Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and that we will have a longer period of time to complete our initial Business Combination than those companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial Business Combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least the Expiration Date, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least the Expiration Date, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Although we did not maintain any funds at SVB, should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

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

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

If we have not completed our initial Business Combination by the Expiration Date or during any extension period, our Public Stockholders may be forced to wait beyond the Expiration Date before redemption from our Trust Account.

If we have not completed our initial Business Combination by the Expiration Date or during any extension period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the Expiration Date before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

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

However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 30th month from the closing of the Initial Public Offering (or the end of any extension period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 80,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 458,716 and 6,325,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

•
may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial stockholders hold 6,325,000 Founder Shares as of the date of this Annual Report, including 6,195,000 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

The Founder Shares are identical to the shares of Class A common stock included in the Units except that: (1) prior to our initial Business Combination, only holders of our Class B common stock have the right to vote on the election of directors and holders of a majority of our outstanding shares of Class B common stock may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Expiration Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by the Expiration Date or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $7,085,000, comprised of the $25,000 purchase price for the Founder Shares and the $7,060,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,325,000 Founder Shares would have an aggregate implied value of $63,250,000. Even if the trading price of our shares of common stock were as low as $1.12 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Stockholders paid for their Public Shares. Alternatively, it is possible that to complete our initial Business Combination, the Sponsor may need to forfeit a significant portion of the Founder Shares, which would decrease the overall profit the Sponsor would make on its investment.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination (including, potentially, with the same target).

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the election or removal of directors prior to our initial Business Combination, which require the approval by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting) related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of at least 65% of our issued and outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our issued and outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the issued and outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial Business Combination, the affirmative vote of holders of a majority of the issued and outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial Business Combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own 20% of our then issued and outstanding shares of common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree.

Our initial stockholders have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Expiration Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors and officers. Our Public Stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our Public Stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own 20% of our then issued and outstanding shares of common stock. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to elect all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

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

•
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

•
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

•
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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of domestic capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Rosecliff Ventures is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company.

Rosecliff Ventures may become aware of a potential Business Combination opportunity that may be an attractive opportunity for our Company. However, Rosecliff Ventures is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company. Rosecliff Ventures’ role with respect to our Company is expected to be primarily passive and advisory in nature. Rosecliff Ventures may have fiduciary and/or contractual duties to its investment vehicles and to companies in which Rosecliff Ventures has invested. As a result, Rosecliff Ventures may have a duty to offer Business Combination opportunities to certain Rosecliff Ventures funds, other investment vehicles or other entities before other parties, including our Company. Additionally, certain companies in which Rosecliff Ventures has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Rosecliff Ventures may directly or indirectly receive a financial benefit as a result of such transaction.

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

Business Combinations with tech-enabled companies and companies in the technology industry entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•
if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•
we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•
competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and

•
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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other interests, obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contraction duties or otherwise have an interest in, including Rosecliff Ventures and any other special purpose acquisition company in which they may become involved with. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other interests, obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one reasonable for us to pursue

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions - Support Services Agreement.”

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

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Expiration Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination by the Expiration Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. On January 22, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. On March 9, 2023, per the Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum public holder or minimum publicly held shares, or that its securities will continue to be listed on Nasdaq .

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (“CST”), as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interest of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

General Risk Factors

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Past performance by any member or members of our management team, any of their respective affiliates, or Rosecliff Ventures may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their respective affiliates, including Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor or directors is presented for informational purposes only. Not all of the companies in which our team has invested have achieved the same level of value creation. Past performance by any member or members of our management team, any of their respective affiliates, including Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor or directors is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of any member or members of our management team, any of their respective affiliates, including Rosecliff Ventures, or any of its funds, investments or portfolio companies, or our Sponsor or directors or any of the foregoing’s related investment’s performance, as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

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

Included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as previously disclosed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the previously disclosed material weakness, certain restatements of our prior financials, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $785,038 cash in hand, and working capital deficit of approximately $2,979,208 (not taking into account tax obligations of approximately $222,297 that may be paid using investment income earned in Trust Account). Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. We have until the Expiration Date to complete a Business Combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.

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

Market Information

Our Units began trading on Nasdaq on February 12, 2021. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock. On March 25, 2021, we announced that holders of the Units may elect to separately trade the Shares of Class A common stock and redeemable warrants included in the Units commencing on or about March 26, 2021. Any Units not separated continue to trade on Nasdaq under the symbol “RCLFU”. Any underlying Shares of Class A common stock and redeemable warrants that were separated trade on Nasdaq under the symbols “RCLF” and “RCLFW”, respectively.

On January 22, 2023, the Company received the Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The Notice is a notification of deficiency, not of imminent delisting. On March 9, 2023, per the Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Holders

As of March 30, 2023, there was one holder of record of our Units, approximately one holder of record of our separately traded Class A common stock, and approximately two holders of record of our redeemable warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Founder Shares

During the period ended December 31, 2020, the Sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,750,000 shares of our Class B common stock (the “Founder Shares”). On February 11, 2021, we a 1:1.1 stock split of our Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s then issued and outstanding common stock upon the consummation of the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option, no Founder Shares are currently subject to forfeiture.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $14,373,127 (including deferred underwriting commissions of approximately $8,855,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $253,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report.

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

Recent Developments

Extension of the Expiration Date

In connection with the Company’s special meeting of stockholders held on December 21, 2022, the Company’s stockholders approved (A) the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must either (i) consummate the initial Business Combination, or (ii) cease its operations, except for the purpose of winding up if it fails to complete such initial Business Combination, and redeem all of the shares of Class A common stock, and all of the shares of Class B common stock, included as part of the units sold in the Company’s initial public offering that was consummated on February 17, 2021, from February 17, 2023 to February 17, 2024 and (B) the proposal to amend the amended and restated certificate of incorporation to eliminate the Redemption Limitation in order to allow the Company to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation.

Notice of Failure to Satisfy a Continued Listing Rule

On January 22, 2023, the Company received the Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The Notice is a notification of deficiency, not of imminent delisting. On March 9, 2023, per the Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Termination of the Previously Announced Business Combination Agreement

On March 11, 2022, the Company, GT Gettaxi Listco, GT Gettaxi Limited, GT Gettaxi SPV, GT Gettaxi Merger Sub 1, Gett Merger Sub, Inc., and Dooboo Holding Limited, and Merger Sub entered into a Termination of the Business Combination Agreement pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. As per the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2021, the Company requested that the target’s management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 17, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $11,039,074, which consists of change in fair value of warrants of $9,748,442 and interest earned on investment held in Trust Account of $3,155,965, offset by formation and operating costs of $1,251,036 and provision for income tax of $614,297.

For the year ended December 31, 2021, we had a net loss of $2,148,278, which consists of formation and operating costs of $3,420,593 and transaction costs allocated to warrant liability of $438,283, offset by change in fair value of warrants of $1,683,358 and interest earned on investment held in Trust Account of $27,240.

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

For the year ended December 31, 2022, cash used in operating activities was $1,018,990. Net income of $11,039,074 was affected by change in fair value of warrants of $9,748,442 and interest earned on investment held in the Trust Account of $3,155,965. Changes in operating assets and liabilities provided $846,343 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $825,593. Net loss of $2,148,278 was affected by transaction costs associated with Initial Public Offering of $438,283, change in fair value of warrants of $1,683,358 and interest earned on investment held in the Trust Account of $27,240. Changes in operating assets and liabilities provided $2,595,000 of cash for operating activities.

As of December 31, 2022, we had U.S. Treasury Funds held in the Trust Account of $4,626,107 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of December 31, 2022, the Company withdrew an amount of $1,034,596 in the Trust Account to pay tax obligations and redemption. On December 21, 2022, the Stockholders elected to redeem an aggregate of 24,841,284 shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, the Company had $785,038 in its operating bank account and a working capital deficit of $2,847,001. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in above to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on the Expiration Date, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. The Company accounts for warrants in accordance with the guidance in ASC 480 and ASC 815 and determined that the Warrants do not meet the criteria for equity treatment thereunder. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The estimated fair value of the Public Warrants was measured at fair value using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The measurement of the Public Warrants after the separation of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the separation of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the warrants as of each relevant date. At December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market (See Notes 8 and 10).

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 25,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7.A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

ROSECLIFF ACQUISITION CORP I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Rosecliff Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rosecliff Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 17, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York , New York
March 31, 2023
PCAOB ID Number 100

ROSECLIFF ACQUISITION CORP I
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$785,038	$769,432
Prepaid expenses	153,575	313,125
Total current assets	938,613	1,082,557

Investments and cash held in Trust Account	4,626,107	253,027,240
TOTAL ASSETS	$5,564,720	$254,109,797

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,352,296	$2,908,800
Accrued offering costs	—	12,000
Income taxes payable	255,297	—
Due to Sponsor	16,152	16,152
Total current liabilities	3,623,745	2,936,952

Warrant liabilities	394,200	10,142,642
Deferred underwriting fee payable	8,855,000	8,855,000

TOTAL LIABILITIES	12,872,945	21,934,594

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption: 458,716 and 25,300,000 shares at approximately $10.44 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	4,787,977	253,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none outstanding (less 458,716 and 25,300,000 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at December 31, 2022 and 2021	633	633
Additional paid-in capital	—	—
Accumulated deficit	(12,096,835)	(20,825,430)
TOTAL STOCKHOLDERS’ DEFICIT	(12,096,202)	(20,824,797)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$5,564,720	$254,109,797

The accompanying notes are an integral part of the financial statements.

ROSECLIFF ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
General and administrative expenses	$1,251,036	$3,420,593
Loss from operations	(1,251,036)	(3,420,593)

Other income (expense):
Change in fair value of warrants	9,748,442	1,683,358
Transaction costs allocated to warrant liabilities	—	(438,283)
Interest earned on investment held in Trust Account	3,155,965	27,240
Total other income (expense), net	12,904,407	1,272,315

Income (loss) before provision for income taxes	11,653,371	(2,148,278)
Provision for income taxes (expense)	(614,297)	—
Net income (loss)	$11,039,074	$(2,148,278)

Weighted average shares outstanding, Class A common stock	25,095,264	21,972,877
Basic and diluted net income (loss) per share, Class A common stock	$0.35	$(0.08)

Weighted average shares outstanding, Class B common stock	6,325,000	6,216,507
Basic and diluted net income (loss) per share, Class B common stock	$0.35	$(0.08)

The accompanying notes are an integral part of the financial statements.

ROSECLIFF ACQUISITION CORP I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B (1) Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	6,325,000	$633	$24,367	$(675)	$24,325

Cash paid in excess of fair value of Private Placement warrants	—	—	—	—	2,824,000	—	2,824,000

Accretion of Class A common stock to redemption amount	—	—	—	—	(2,848,367)	(18,676,477)	(21,524,844)

Net loss	—	—	—	—	—	(2,148,278)	(2,148,278)

Balance – December 31, 2021	—	—	6,325,000	633	—	(20,825,430)	(20,824,797)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(2,310,479)	(2,310,479)

Net income	—	—	—	—	—	11,039,074	11,039,074

Balance – December 31, 2022	—	$—	6,325,000	$633	$—	$(12,096,835)	$(12,096,202)

(1)	On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of the financial statements.

ROSECLIFF ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11,039,074	$(2,148,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,748,442)	(1,683,358)
Transaction costs allocated to warrant liabilities	—	438,283
Interest earned on investments held in Trust Account	(3,155,965)	(27,240)
Changes in operating assets and liabilities:
Prepaid expenses	159,550	(313,125)
Accrued expenses	443,496	2,908,125
Accrued offering costs	(12,000)	—
Income taxes payable	255,297	—
Net cash used in operating activities	(1,018,990)	(825,593)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,034,596	—
Cash withdrawn from Trust Account in connection with redemptions	250,522,502	—
Investment of cash in Trust Account	—	(253,000,000)
Net cash provided by (used in) investing activities	251,557,098	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placements Warrants	—	7,060,000
Proceeds from promissory note – related party	—	109,152
Repayments of promissory note – related party	—	(133,000)
Payment of offering costs	—	(381,127)
Redemptions of common stock	(250,522,502)	—
Net cash (used in) provided by financing activities	(250,522,502)	254,595,025

Net Change in Cash	15,606	769,432
Cash – Beginning of year	769,432	—
Cash – End of year	$785,038	$769,432

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$12,000
Income taxes paid	$359,000	$—
Payment of accrued expenses through promissory note	$—	$16,152
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of the financial statements.

ROSECLIFF ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Rosecliff Acquisition Corp I (the “Company”) is a blank check company incorporated in Delaware on November 17, 2020. The Company was formed for the purpose of effecting an initial Business Combination.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 25,300,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000, which is described in Note 3.

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

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Expiration Date (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until the Expiration Date to complete the Business Combination. If the Company has not completed a Business Combination by the Expiration Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Expiration Date.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination by the Expiration Date. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Expiration Date. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the Expiration Date, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Extension of the Expiration Date

In connection with the Company’s special meeting of stockholders held on December 21, 2022, the Company’s stockholders approved (A) the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must either (i) consummate the initial Business Combination, or (ii) cease its operations, except for the purpose of winding up if it fails to complete such initial Business Combination, and redeem all of the shares of Class A common stock, and all of the shares of Class B common stock, included as part of the units sold in the Company’s initial public offering that was consummated on February 17, 2021, from February 17, 2023 to February 17, 2024 and (B) the proposal to amend the amended and restated certificate of incorporation to eliminate the Redemption Limitation in order to allow the Company to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation.

The redemption of funds from the trust account occurred on December 27, 2022, approved by the stockholders on December 21, 2022, when the trustee, CST, transferred the whole amount of the trust to an intermediary account in the custody of trustee to be distributed to redeeming shareholders on December 28, 2022.

Liquidity and Going Concern

As of December 31, 2022, the Company had $785,038 in its operating bank account and a working capital deficit of $2,847,001. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliated of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $785,038 and $769,432 of cash as of December 31, 2022 and 2021, respectively, and no cash equivalents.

Investment and Cash Held in Trust Account

As of December 31, 2022, all of assets held in the Trust Account were held in cash. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2022, the Company withdrew $1,034,596 of interest earned on investment held in the Trust Account to pay its tax obligations and $250,522,502 in Trust Account in connection with redemption. The Company presents its investments in money market funds on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 458,716 and 25,300,000, respectively, shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

On December 21, 2022, stockholders elected to redeem an aggregate of 24,841,284 ($250,522,502 value) of shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A common stock issuance costs	(13,934,844)
Plus:
Accretion of carrying value to redemption value	21,524,844
Class A common stock subject to possible redemption, December 31, 2021	$253,000,000
Plus:
Accretion of carrying value to redemption value	2,310,479
Less:
Redemption of Class A common stock	(250,522,502)
Class A common stock subject to possible redemption, December 31, 2022	$4,787,977

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants are valued by the closing price of the observable market quote in an active market. The Private Placement Warrants are valued using an observable market quote for a similar asset in an active market (See Notes 8 and 10).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021,  the 13,140,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended December 31, 2022 and 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$8,816,873	$2,222,201	$(1,674,526)	$(473,752)
Denominator:
Basic and diluted weighted average shares outstanding	25,095,264	6,325,000	21,972,877	6,216,507
Basic and diluted net income (loss) per share of common stock	$0.35	$0.35	$(0.08)	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which includes a full exercise by the underwriter of their overallotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 4,706,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,060,000 in the aggregate) from the Company in a private placement. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Expiration Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Amount Due to Sponsor

At December 31, 2022 and 2021, the Company had advances owed to the Sponsor in the amount of $16,152 and $0, respectively.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $110,000 in fees for these services, respectively. At December 31, 2022 and 2021, $230,000 and $110,000 of administrative fees, respectively, were included in accrued expenses in the accompanying balance sheets, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other counties have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Inflation Reduction Act of 2022

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Termination of the Previously Announced Business Combination Agreement

On March 11, 2022, the Company, GT Gettaxi Listco, GT Gettaxi Limited, GT Gettaxi SPV, GT Gettaxi Merger Sub 1, Gett Merger Sub, Inc., and Dooboo Holding Limited, and Merger Sub entered into a Termination of the Business Combination Agreement pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. As per the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2021, the Company requested that the target’s management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 458,716 and 25,300,000 shares of Class A common stock, respectively, issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,325,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 8,433,333 Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination by the Expiration Date and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

At December 31, 2022 and 2021, there were 4,706,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$142	$41,741
Start up/organization expenses	926,866	671,005
Total deferred tax assets	927,008	712,746
Valuation allowance	(927,008)	(712,746)
Deferred tax asset, net of allowance	$—	$—

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Federal
Current benefit	$614,297	$—
Deferred benefit	(214,262)	(712,604)

Change in valuation allowance	214,262	712,604
Income tax provision	$614,297	$—

As of December 31, 2022 and 2021, the Company had $675 and $198,091, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $214,262 and $712,604, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax liability change in rate	0.0%	0.0%
Change in fair value of warrants	(17.5)%	16.5%
Transaction costs allocated to warrants	0.0%	(4.3)%
Change in valuation allowance	2.0%	(33.2)%
Income tax rate	5.5%	0.0%

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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $4,626,107 in cash and $253,027,240 money market funds that primarily invested in U.S. Treasury Securities at fair market value, respectively. During the years ended December 31, 2022 and 2021, the Company withdrew $1,034,596 and $0 of interest to pay its tax obligations, respectively. Total holdings in cash as of December 31, 2022 is $4,626,107 during the year ended December 31, 2022.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account – Money Market Funds primarily invested in U.S. Treasury Securities	1	$—	1	$253,027,240

Description	Level	December 31, 2022	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	2	$253,000	1	$6,493,666
Warrant Liability – Private Placement Warrants	2	$141,200	2	$3,648,976

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying December 31, 2022 and 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the statements of operations.

The Company initially valued its Private Placement Warrants, on February 17, 2021, as Level 3 utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants as Level 2 through December 31, 2021, with changes in fair value recognized in the statements of operations.

The estimated fair value of the Private Placement Warrant liabilities was determined using Level 2 inputs on December 31, 2022 and 2021. As of December 31, 2022, the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement during the year ended December 31, 2022 was $506,000. On December 31, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants previously transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $6,831,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2021 was $2,588,667. There was no transfer during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 22, 2023, the Company received the Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting. On March 9, 2023, per the Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022. This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.

None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Directors and Officers

Name	Age	Title
Michael P. Murphy	51	Chief Executive Officer and Director
Jordan Zimmerman	67	President and Director
Kieran Goodwin	53	Chief Financial Officer
Brian Radecki	52	Director
Frank S. Edmonds	53	Director
Heather Bellini	53	Director

Executive Officers

Michael P. Murphy has served as our Chief Executive Officer and a member of our Board of Directors since our inception. Mr. Murphy began his investing career over 25 years ago. His career has been focused on being an entrepreneur in the investing and financial service industry. In the past, he was the Founder of a wealth management firm, hedge fund and multiple commercial real estate portfolios. In 2016, Mr. Murphy founded Rosecliff Ventures and has served as its Managing Partner since its inception. Over the past four years, Rosecliff Ventures has made over 80 investments, raised over $1 billion in assets under management, launched seven investment funds and experienced multiple portfolio company exits. A few select transactions from the Rosecliff Ventures portfolio include; Allbirds, Casper, Postmates, Ro, Thirty Madison, Petal and Wheels Up. Mr. Murphy is currently a board member of multiple private, venture capital backed companies. Mr. Murphy previously was a contributor on CNBC and regularly appeared on the network’s FASTMONEY segment. Currently, Mr. Murphy is a regular weekly contributor on Fox Network. Mr. Murphy earned a Bachelor of Arts in Business Administration from Hofstra University.

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

Board of Directors

Brian Radecki has served as the Chairman of our Board of Directors since our inception. Mr. Radecki currently serves as the Founder, Chief Executive Officer and member of the Board of Directors of Rapa Therapeutics (“Rapa”), a clinical stage start-up biotechnology company, spun out of the National Cancer Institute in September 2017. Mr. Radecki is an active angel investor in, or advisor to, several companies across various industries - from start-ups with zero revenue, to pre-IPO and large public companies. He has over 20 years of experience building both small private and large public companies. He works closely with many top-tier private equity, venture capital and institutional investors along with entrepreneurs, boards of directors and senior management teams to build disruptive and innovative platform companies by executing strategic plans to get things done.

Mr. Radecki is currently an investor and director on the board of Wheels Up. Previously, Mr. Radecki was an early investor in, and served on the board of directors of, Rain King Software, Inc., a leading sales and marketing intelligence platform, when it was acquired in August 2017 by Zoom Info (NASDAQ: ZI) (formerly DiscoverOrg); Docutech, a document, eSign, eClosing and compliance technology provider, when it was acquired by First American (NYSE: FAF) for $350 million in March 2020; and Optimal Blue, a digital marketplace in the residential mortgage industry, which was recently acquired by Black Knight, Inc. (NYSE: BKI). Also, Mr. Radecki invested pre-IPO in other companies including Beyond Meat (NASDAQ: BYND) and Skillz Inc. (NYSE: SKLZ), which is merging (via SPAC) with Flying Eagle Acquisition Corp. (NASDAQ: FEAC). After working approximately 20 years at public companies, Mr. Radecki retired in 2016 from CoStar Group Inc. (“CoStar”) (NASDAQ: CSGP), a provider of commercial real estate information, analytics and online marketplaces, where he held several senior operational and financial roles over 18 years, including Executive Vice President, Chief Financial Officer and VP of Research Operations (the company’s largest operating area). While at CoStar, Mr. Radecki oversaw or played a major role in CoStar’s accounting and finance operations in the U.S. and U.K. - from internal audit, tax and budgeting to SEC reporting, Sarbanes-Oxley compliance and due diligence. Additionally, Mr. Radecki helped lead CoStar’s 1998 Initial Public Offering, multiple follow on equity offerings and international expansion, as well as leading several acquisitions and the integration of public companies, including Comps.com (NASDAQ: CDOT) in 2000 for $102 million, and LoopNet (NASDAQ: LOOP) in 2012 for $860 million. Also, Mr. Radecki was named the Washington Business Journal’s “CFO of the Year” in the large company category for 2012. During 2014, he led and raised nearly $1.1 billion of debt and equity. Mr. Radecki also played a major role in acquisitions of Apartments.com in 2014 for $585 million and ApartmentFinder in 2015 for $170 million, which allowed CoStar to successfully enter a new strategic vertical and significantly expanded CoStar’s total addressable market. Mr. Radecki was instrumental in building CoStar from a small pre-IPO start-up to a multi-billion dollar public company. Before joining CoStar, Mr. Radecki worked at Axent Technologies, Inc. (Nasdaq: AXNT), an international security software company; Azerty, Inc. and the public accounting firm, Lumsden & McCormick, LLP, both based in Buffalo, NY.

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

Frank S. Edmonds has served as one of our directors since February 2021. He served as a Partner at Panning Capital Management, L.P., starting in 2013, where he served as Co-Managing Partner and Head of Research from 2013 to 2018. From 2002 to 2012, Mr. Edmonds was a Senior Research Analyst at King Street, where he served as one of five partners and four members of the Global Investment Committee. Prior to King Street, Mr. Edmonds was a research analyst at Oak Hill Advisors. He serves on the boards of Shane’s Rib Shack, a fast casual barbeque restaurant business with 65 locations in the southeast United States, as well as the Darden Graduate School of Business and the Jefferson Scholars Foundation. He is currently the Chair of the Investment Committee at Woodberry Forest School. Mr. Edmonds received a B.A. in History/American Studies and joint M.B.A. / J.D. degrees from the University of Virginia.

Director Independence

An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of Frank S. Edmonds, Brian Radecki and Heather Bellini is an independent director under applicable SEC and Nasdaq listing rules.

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

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
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

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
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

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website under https://rosecliffspac.com/governance/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review this document by accessing our public filings at the SEC’s website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. See “Risk Factors - Each of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

•
None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
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

•
Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by the Expiration Date or during any extension period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial stockholders, directors and officers have entered into with us, with certain limited exceptions, the Founder Shares will not be transferable, assignable or saleable by our initial stockholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares of Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own our securities following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•
Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•
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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Individual	Entity	Entity’s Business	Affiliation
Michael P. Murphy	Rosecliff Venture Management, LLC	Venture Capital	Founder and Managing Partner
	Cargo Systems, Inc.	Rideshare Advertising	Director
	Squarefoot	Commercial Real Estate	Director
	ForDays	Fashion	Director
	Agile Stacks	Technology	Director

Jordan Zimmerman	Zimmerman Advertising	Advertising	Founder & Chairman

Kieran Goodwin	Zoomi, Inc.	Education/Artificial Intelligence	Director
	Tradewell Technologies	Financial Technology	Director
	Voya Prime Rate Loan Trust	Closed-End Fund	Director

Brian Radecki	Rapa Therapeutics, LLC	Biotechnology	Founder, Chief Executive
Officer and Director
	Wheels Up Partners Holdings LLC	Transportation/Aviation	Director

Frank S. Edmonds	Shane’s Rib Shack	Fast-Casual Restaurant	Director

Heather Bellini	Deep Instinct	Cyber security	Chief Financial Officer

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 30, 2023 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March [30], 2023.

	Class A Common Stock		Class B Common Stock
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Name and Address of Beneficial Owner(2)
Rosecliff Acquisition Sponsor I LLC (our Sponsor) (1)(3)	—	—	6,195,000	91.3%
Michael P. Murphy(1)(3)	—	—	6,195,000	91.3%
Brian Radecki	—	—	50,000	*
Jordan Zimmerman	—	—	—	—
Kieran Goodwin	—	—	—	—
Frank S. Edmonds	—	—	40,000	*
Heather Bellini	—	—	40,000	*
All directors and officers as a group (six individuals)	—	—	130,000	1.9%

*	Less than one percent.

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

(3)
Rosecliff Acquisition Sponsor I LLC, our Sponsor, is the record holder of 6,195,000 shares of Class B common stock. By virtue of his control over our Sponsor, Michael P. Murphy may be deemed to beneficially own shares held by our Sponsor.

Our initial stockholders beneficially own approximately 20% of the then issued and outstanding common stock and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

During the period ended December 31, 2020, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s then issued and outstanding common stock upon the consummation of the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Amount Due to Sponsor

At December 31, 2022 and 2021, the Company had advances owed to the Sponsor in the amount of $16,152 and $0, respectively.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 4,706,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,060,000 in the aggregate) from the Company in a private placement. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination by the Expiration Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Related Party Notes

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we completes a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of our consummation of a Business Combination and its liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, support and administrative services. For the year ended December 31, 2022 and 2021, we accrued $230,000 and $110,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $128,853 and $103,911, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm rendered fees in the amount of $8500 and $0 services to us for tax compliance, tax advice and tax planning, respectively.

(4)
All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(2)	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(3)	Description of the Company’s securities.
10.1(2)	Letter Agreement, dated February 11, 2021, between the Company and each of the Sponsor, the Company’s officers and directors and certain other security holders.
10.2(2)	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(2)	Registration Rights Agreement, dated February 11, 2021, between the Company and each of the Sponsor and certain other security holders.
10.4(2)	Support Services Agreement, dated February 11, 2021, between the Company and the Sponsor.
10.5(2)	Sponsor Warrants Purchase Agreement, dated February 11, 2021, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Michael P. Murphy.
10.7(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Jordan Zimmerman.
10.8(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Kieran Goodwin.
10.9(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Brian Radecki.
10.10(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Heather Bellini.
10.11(2)	Indemnity Agreement, dated February 11, 2021, between the Company and Frank S. Edmonds.
10.12(4)	Termination Agreement, dated as of March 11, 2022, by and between Rosecliff Acquisition Corp I and GT Gettaxi Limited.
14.01(3)	Code of Ethics and Business Conduct of Rosecliff Acquisition Corp I.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1 filed on January 17, 2021.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2021.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2022.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

ROSECLIFF ACQUISITION CORP I

/s/ Michael P. Murphy
By:	Michael P. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2023

/s/ Kieran Goodwin
By:	Kieran Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Murphy
Name:	Michael P. Murphy
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 31, 2023

/s/ Kieran Goodwin
Name:	Kieran Goodwin
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 31, 2023

/s/ Jordan Zimmerman
Name:	Jordan Zimmerman
Title:	President and Director

Date:	March 31, 2023

/s/ Brian Radecki
Name:	Brian Radecki
Title:	Chairman of the Board of Directors and Director

Date:	March 31, 2023

/s/ Heather Bellini
Name:	Heather Bellini
Title:	Director

Date:	March 31, 2023

/s/ Frank S. Edmonds
Name:	Frank S. Edmonds
Title:	Director

Date:	March 31, 2023