Form 10-Q
period 2023-03-31
Rosecliff Acquisition Corp I
filed 2023-05-12
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 458,716 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ROSECLIFF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ROSECLIFF ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$541,841	$785,038
Prepaid expenses	203,833	153,575
Total current assets	745,674	938,613

Cash held in Trust Account	4,666,884	4,626,107
TOTAL ASSETS	$5,412,558	$5,564,720

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,686,739	$3,352,296
Income taxes payable	262,390	255,297
Due to Sponsor	16,152	16,152
Total current liabilities	3,965,281	3,623,745

Warrant liabilities	1,182,600	394,200
Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	14,002,881	12,872,945

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption: 458,716 shares at approximately $10.50 and $10.44 per share redemption value at March 31, 2023 and December 31, 2022, respectively	4,814,661	4,787,977

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none outstanding (excluding 458,716 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	633	633
Additional paid-in capital	—	—
Accumulated deficit	(13,405,617)	(12,096,835)
TOTAL STOCKHOLDERS’ DEFICIT	(13,404,984)	(12,096,202)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$5,412,558	$5,564,720

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$527,382	$465,124
Loss from operations	(527,382)	(465,124)

Other (expense) income:
Change in fair value of warrant liabilities	(788,400)	7,514,642
Interest earned on cash held in Trust Account	40,777	4,329
Total other (expense) income, net	(747,623)	7,518,971

Income (loss) before provision for income taxes	(1,275,005)	7,053,847
Provision for income taxes	(7,093)	—
Net (loss) income	$(1,282,098)	$7,053,847

Weighted average shares outstanding, Class A common stock	458,716	25,300,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.19)	$0.22

Weighted average shares outstanding, Class B common stock	6,325,000	6,325,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.19)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	6,325,000	$633	$—	$(12,096,835)	$(12,096,202)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(26,684)	(26,684)

Net loss	—	—	—	—	—	(1,282,098)	(1,282,098)

Balance – March 31, 2023 (unaudited)	—	$—	6,325,000	$633	$—	$(13,405,617)	$(13,404,984)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,325,000	$633	$—	$(20,825,430)	$(20,824,797)

Net income	—	—	—	—	—	7,053,847	7,053,847
Balance – March 31, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(13,771,583)	$(13,770,950)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,282,098)	$7,053,847
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	788,400	(7,514,642)
Interest earned on cash and investments held in Trust Account	(40,777)	(4,329)
Changes in operating assets and liabilities:
Prepaid expenses	(50,258)	73,542
Accrued expenses	334,443	88,068
Income taxes payable	7,093
Net cash used in operating activities	(243,197)	(303,514)

Net Change in Cash	(243,197)	(303,514)
Cash – Beginning of period	785,038	769,432
Cash – End of period	$541,841	$465,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000, which is described in Note 3.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until February 17, 2024 to complete the Business Combination (the “Expiration Date”). If the Company has not completed a Business Combination by the Expiration Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Expiration Date.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

On January 22, 2023, we received a written notice (the “January Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The January Notice is a notification of deficiency, not of imminent delisting. On March 9, 2023, per the January Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On May 8, 2023, we received a letter from the Staff of Nasdaq stating they accepted the Company’s plan. If the Company does not complete a Business Combination by July 21, 2023, the Staff will provide written notification that the Company’s securities will be delisted, which the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $541,841 in its operating bank account and a working capital deficit of $3,219,607. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. As of March 31, 2023, the Company has withdrawn a total of $1,034,597 from the Trust Account, of which approximately $290,000 in its operating account is reserved for payment of taxes. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliated of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a proposed Business Combination before the Expiration Date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any interim future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $541,841 and $785,038 of cash as of March 31, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022, all of assets held in the Trust Account were held in cash. During the three months ended March 31, 2023, the Company did not withdraw any amount of interest earned on investment held in the Trust Account to pay its tax obligations. The Company presents its investments in cash on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 458,716 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

On December 21, 2022, stockholders elected to redeem an aggregate of 24,841,284 ($250,522,502 value) of shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A common stock issuance costs	(13,934,844)
Plus:
Accretion of carrying value to redemption value	23,835,323
Less:
Redemption of Class A common stock	(250,522,502)
Class A common stock subject to possible redemption, December 31, 2022	$4,787,977
Plus:
Accretion of carrying value to redemption value	26,684
Class A common stock subject to possible redemption, March 31, 2023	$4,814,661

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants are valued by the closing price of the observable market quote in an active market. The Private Placement Warrants are valued using an observable market quote for a similar asset in an active market (see Notes 8 and 9).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.00% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the 13,140,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(86,696)	$(1,195,402)	$5,643,078	$1,410,769
Denominator:
Basic and diluted weighted average shares outstanding	458,716	6,325,000	25,300,000	6,325,000
Basic and diluted net (loss) income per share of common stock	$(0.19)	$(0.19)	$0.22	$0.22

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which includes a full exercise by the underwriters of their overallotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2020, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock upon the consummation of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Amount Due to Sponsor

At March 31, 2023 and December 31, 2022, the Company had advances owed to the Sponsor in the amount of $16,152.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 in fees for these services, respectively. At March 31, 2023 and December 31, 2022, $260,000 and $230,000 of administrative fees, respectively, were included in accrued expenses in the accompanying condensed balance sheets, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility, and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other counties have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Inflation Reduction Act of 2022

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 458,716 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,325,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 8,433,333 Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, there were 4,706,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $4,666,884 and $4,626,107 in cash, respectively. During the three months ended March 31, 2023, the Company did not withdraw any amount of interest to pay its tax obligations. Total holdings in cash as of March 31, 2023 is $4,666,884.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Cash held in Trust Account	1	$4,666,884	1	$4,626,107

Description	Level	March 31, 2023	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	2	$759,000	2	$253,000
Warrant Liability – Private Placement Warrants	2	$423,600	2	$141,200

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying March 31, 2023 and December 31, 2022 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company initially valued its Private Placement Warrants, on February 17, 2021, as Level 3 utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants as Level 2 through December 31, 2021, with changes in fair value recognized in the unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrant liabilities was determined using Level 2 inputs at March 31, 2023 and December 31, 2022. As of December 31, 2022, the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement during the year ended December 31, 2022 was $506,000. As of December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

Notice of Failure to Satisfy a Continued Listing Rule

On April 3, 2023, the Company received a written notice (the “April Notice”) from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(b)(2), due to the Company’s failure to meet the minimum $35 million Market Value of Listed Securities (“MVLS”) requirement for the Nasdaq Capital Market. The Staff based the review of the Company’s MVLS on the last 30 consecutive business days (February 17, 2023 to March 31, 2023) and determined a deficiency exists with regards to the applicable Nasdaq listing requirement. In addition, the Staff noted in the April Notice that the Company is not in compliance with Listing Rules 5550(b)(1) or 5550(b)(3), due to the Company’s failure to maintain a stockholders’ equity of at least $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the three most recently completed fiscal years. The April Notice is only a notification of deficiency, not of imminent delisting. The April Notice states that the Company has until October 2, 2023, a compliance period of 180 calendar days, to regain and maintain compliance with the Nasdaq Capital Market MVLS listing requirement. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Staff will provide the Company with a written confirmation of compliance.

Proposed Business Combination with Spectral MD

On April 11, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Spectral MD Holdings, Ltd., a Delaware corporation (“Spectral MD”), Ghost Merger Sub I Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub I”), and Ghost Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub II”), pursuant to which, Merger Sub I will be merged with and into Spectral MD, with Spectral MD surviving as a wholly owned subsidiary of the Company (the “First Merger”), and immediately following the First Merger, Spectral MD will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Business Combination Agreement

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement, in accordance with applicable provisions of the Delaware General Corporation Law (“DGCL”) and the Delaware Limited Liability Corporation Act (“DLLCA”), Merger Sub I will merge with and into Spectral MD, with Spectral MD surviving as a wholly owned subsidiary of the Company (the “First Merger”), and immediately following the First Merger, Spectral MD will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company (the “Second Merger”, and together with the First Merger, the “Mergers”);

(ii)	at the Closing, the Company will be renamed to a name substantially similar to Spectral MD, Inc. and is referred to herein as “New Spectral MD”;

(iii)	as a result of the Mergers, among other things, all shares of capital stock of Spectral MD outstanding, other than with respect to Spectral MD options or restricted stock unit awards, as of immediately prior to the effective time of the Mergers, will be canceled and automatically converted into the right to receive shares of common stock of New Spectral MD (“New Spectral MD Common Stock”) as set forth on the Payment Spreadsheet (as defined in the Business Combination Agreement);

(iv)	as a result of the Mergers, each Spectral MD option outstanding as of immediately prior to the effective time of the Mergers will be converted into the right to receive a New Spectral MD option, subject to certain exceptions and conditions as set forth in the Business Combination Agreement; and

(v)	as a result of the Mergers, each Spectral MD restricted stock unit award outstanding as of immediately prior to the effective time of the Mergers will be converted into the right to receive a New Spectral MD restricted stock unit award, subject to certain exceptions and conditions as set forth in the Business Combination Agreement.

The board of directors of Spectral MD has unanimously (i) approved and declared advisable the Business Combination Agreement, the Mergers and the other transactions contemplated thereby and (ii) resolved to recommend to the stockholders of Spectral MD their approval of the Business Combination Agreement, the ancillary agreements and related matters.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Mergers and related agreements and transactions by the stockholders of Spectral MD and the stockholders of the Company, (ii) effectiveness of the proxy statement/registration statement on Form S-4 to be filed by the Company in connection with the Mergers, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any law or order enjoining or prohibiting the Mergers, (v) receipt of approval for listing on the Nasdaq Capital Market (or another mutually agreed stock exchange) of the shares of New Spectral MD Common Stock to be issued in connection with the Mergers and (vi) the bringdown of representations, warranties and covenants of the other party, subject to certain materiality qualifiers.

In addition, the obligation of Spectral MD to consummate the Mergers is subject to the fulfillment of other closing conditions, including, but not limited to, the delivery by the Company of (i) an officer’s certificate delivered pursuant to the terms of the Business Combination Agreement, (ii) duly executed letters of resignation from the directors and officers of the Company and (iii) no Parent Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement. The obligation of the Company to consummate the Mergers is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the delivery by Spectral MD of an officer’s certificate delivered pursuant to the terms of the Business Combination Agreement, (ii) the effective cancellation of the admission of Spectral MD common stock to the Alternative Investment Market and (iii) no Company Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement.

Covenants

The Business Combination Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties not to initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Spectral MD to prepare and deliver to the Company certain unaudited consolidated financial statements of Spectral MD, (iv) the Company and Spectral MD to prepare and the Company to file a proxy statement/registration statement on Form S-4 and the parties to take certain other actions to obtain the requisite approval of the stockholders of the Company and Spectral MD, respectively, with respect to certain proposals regarding the Mergers and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by the Company, Merger Sub I, Merger Sub II and Spectral MD. The representations and warranties of the respective parties to the Business Combination Agreement generally will not survive the Closing.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to, (i) by the mutual written consent of the Company and Spectral MD; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties of Spectral MD are not true and correct or if Spectral MD fails to perform any of its respective covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing), in each case, such that certain conditions to the obligations of the Company could not be satisfied and the breach of such representations or warranties or failure to perform such covenants or agreements is not cured or cannot be cured within the earlier of (a) thirty (30) days after written notice thereof, and (b) September 30, 2023 (the “Termination Date”); (iii) by Spectral MD, subject to certain exceptions, if any of the representations or warranties made by the Company, Merger Sub I or Merger Sub II (together, the “Company Parties”) are not true and correct or if any Company Party fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing), in each case, such that certain conditions to the obligations of Spectral MD could not be satisfied and the breach of such representations or warranties or failure to perform such covenants or agreements is not cured or cannot be cured within the earlier of (a) thirty (30) days after written notice thereof, and (b) the Termination Date; (iv) by either the Company or Spectral MD, if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate principally caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either the Company or Spectral MD, if any governmental entity has issued an order or taken any other action that has the effect of making the transactions contemplated by the Business Combination Agreement illegal or otherwise preventing or prohibiting consummation of the Mergers and such order or other action has become final and non-appealable; (vi) by the Company if the Company Requisite Approvals (as defined in the Business Combination Agreement) shall not have been obtained within two business days after the registration statement has been declared effective; and (vii) by Spectral MD, if the Company board of directors (x) shall have made a Change in Recommendation (as defined in the Business Combination Agreement) or (y) shall have failed to include the Company board of director recommendation in the proxy statement distributed to the Company stockholders.

Amended and Restated Registration Rights and Lock-Up Agreement

The Business Combination Agreement contemplates that, at the Closing, New Spectral MD, the Sponsor, the Company’s initial stockholders, certain stockholders of Spectral MD and certain of each of their respective affiliates, as applicable, and the other parties thereto, will enter into an Amended and Restated Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”), pursuant to which New Spectral MD will agree to register for resale pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Spectral MD Common Stock and other equity securities of New Spectral MD that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights.

Additionally, the Registration Rights Agreement contains certain restrictions on transfer with respect to (i) shares of New Spectral MD Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Spectral MD Common Stock immediately following the Closing (other than any shares purchased in the public market). Such restrictions begin at the Closing and end on the date that is 180 days after Closing.

Sponsor Letter Agreement

On April 11, 2023, the Sponsor, the Company and Spectral MD entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor agreed to: (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) vote against an arrangement, merger, amalgamation, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution or winding up of the Company; (iii) vote against any changes in the business, management or the Company’s board other than as required to effect the Transactions (as defined in the Business Combination Agreement); and (iv) vote against any action, agreement or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company, Merger Sub I or Merger Sub II under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated in each case, on the terms and subject to the conditions set forth of the Sponsor Letter Agreement. In addition, the Sponsor agreed to (i) not redeem or elect to redeem or tender or submit any of its Subject Parent Equity Securities (as defined in the Sponsor Letter Agreement) and (ii) not, directly or indirectly, (a) sell, assign, transfer, pledge, dispose of or otherwise encumber any of the Subject Parent Equity Securities held by the Sponsor, (b) deposit any Subject Parent Equity Securities held by the Sponsor into a voting trust or enter into a voting agreement or arrangement or grant any proxy or power of attorney with respect to any Subject Parent Equity Securities held by the Sponsor that is inconsistent with the Sponsor Letter Agreement, or (c) enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer or other disposition of any Subject Parent Equity Securities held by the Sponsor.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Sponsor has agreed to surrender and forfeit to the Company the Private Placement Warrants (as defined in the Sponsor Letter Agreement). In addition, the Sponsor and the Company, two days prior to the Closing, will notify Spectral MD if the accrued and unpaid Parent Expenses (as defined in the Sponsor Letter Agreement) that are then outstanding are expected to exceed $3,250,000 (the “Excess Expense Amount”). At Closing, the Sponsor will take necessary actions such that the Sponsor Credit (as defined in the Sponsor Letter Agreement) equals or exceeds the Excess Expense Amount, provided that Sponsor will not be required to invest in the Sponsor PIPE (as defined below) if Sponsor elects to forfeit 750,000 Sponsor Shares (as defined below). The Sponsor will be entitled to a $5.00 credit against the Excess Expense Amount for each Sponsor Share that the Sponsor forfeits and surrenders prior to the Closing. The Sponsor will be entitled to credit, dollar for dollar, the total amount of the aggregate investment made by the Sponsor or its affiliates in any private placement or other cash investment or contribution to Spectral MD or the Company (the “Sponsor PIPE”) against the Excess Expense Amount. The Sponsor and its affiliates will receive one share of Company Class A common stock, par value $0.0001 per share, for each $10.00 invested in the Sponsor PIPE, and the Sponsor PIPE will otherwise be on the same terms as the other investors in the private placement. At Closing, the Sponsor is entitled to retain the Class B shares of common stock of the Company held by the Sponsor (the “Sponsor Shares”) corresponding to certain monetary thresholds of the amounts raised in the transactions. If the Parent Closing Cash (as defined in the Sponsor Letter Agreement) is (i) less than $10 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 750,000 Sponsor Shares; (ii) greater than or equal to $10 million, but less than $20 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,000,000 Sponsor Shares; (iii) greater than $20 million, but less than $30 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,250,000 Sponsor Shares; or (iv) greater than $30 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,500,000 Sponsor Shares. In no event will the Sponsor hold more than 1,500,000 Sponsor Shares, in each case, excluding the Sponsor PIPE.

Stockholder Support Agreement

On April 11, 2023, the Company, Spectral MD and Key Company Stockholders (as defined in the Stockholder Support Agreement) entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which, among other things each Key Company Stockholder agrees to vote all of such holder’s shares (a) in favor of the approval and adoption of the Business Combination Agreement, the Mergers, and the other Transactions (including the amendment to the Amended and Restated Spectral MD Certificate of Incorporation, and Spectral MD’s delisting from AIM) and (b) against any action, agreement or transaction or proposal that would reasonable be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of Spectral MD under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated.

The foregoing description of the Registration Rights Agreement, the Sponsor Letter Agreement, and the Stockholder Support Agreement do not purport to be complete and are qualified in its entirety by the terms and conditions of the agreements filed as Exhibits 10.1, 10.2, and 10.3, respectively, hereto and incorporated by reference herein.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022, as well as the “Risk Factors” section set forth in our preliminary prospectus/proxy statement included in a registration statement on Form S-4 filed with the SEC on May 2, 2023, as amended from time to time relating to our proposed Business Combination with Spectral MD. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Notice of Failure to Satisfy Continued Listing Rules

On January 22, 2023, the Company received the January Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The January Notice is a notification of deficiency, not of imminent delisting. On March 9, 2023, per the January Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On May 8, 2023, we received a letter from the Staff of Nasdaq stating they accepted the Company’s plan. If the Company does not complete a Business Combination by July 21, 2023, the Staff will provide written notification that the Company’s securities will be delisted, which the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

On April 3, 2023, the Company received the April Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(b)(2), due to the Company’s failure to meet the minimum $35 million MVLS requirement for the Nasdaq Capital Market. The Staff based the review of the Company’s MVLS on the last 30 consecutive business days (February 17, 2023 to March 31, 2023) and determined a deficiency exists with regards to the applicable Nasdaq listing requirement. In addition, the Staff noted in the April Notice that the Company is not in compliance with Listing Rules 5550(b)(1) or 5550(b)(3), due to the Company’s failure to maintain a stockholders’ equity of at least $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the three most recently completed fiscal years. The April Notice is only a notification of deficiency, not of imminent delisting. The April Notice states that the Company has until October 2, 2023, a compliance period of 180 calendar days, to regain and maintain compliance with the Nasdaq Capital Market MVLS listing requirement. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Staff will provide the Company with a written confirmation of compliance.

Proposed Business Combination with Spectral MD

On April 11, 2023, the Company entered into the Business Combination Agreement, by and among the Company, Spectral MD, Merger Sub I, and Merger Sub II, pursuant to which, Merger Sub I will be merged with and into Spectral MD, with Spectral MD surviving as a wholly owned subsidiary of the Company, and immediately following the First Merger, Spectral MD will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company.

The Business Combination Agreement

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	at the Closing, upon the terms and subject to the conditions of the Business Combination Agreement, in accordance with applicable provisions of the DGCL and the DLLCA, immediately following the First Merger, Spectral MD will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company;

(ii)	at the Closing, the Company will be renamed to New Spectral MD;

(iii)	as a result of the Mergers, among other things, all shares of capital stock of Spectral MD outstanding, other than with respect to Spectral MD options or restricted stock unit awards, as of immediately prior to the effective time of the Mergers, will be canceled and automatically converted into the right to receive shares of New Spectral MD Common Stock as set forth on the Payment Spreadsheet (as defined in the Business Combination Agreement);

(iv)	as a result of the Mergers, each Spectral MD option outstanding as of immediately prior to the effective time of the Mergers will be converted into the right to receive a New Spectral MD option, subject to certain exceptions and conditions as set forth in the Business Combination Agreement; and

(v)	as a result of the Mergers, each Spectral MD restricted stock unit award outstanding as of immediately prior to the effective time of the Mergers will be converted into the right to receive a New Spectral MD restricted stock unit award, subject to certain exceptions and conditions as set forth in the Business Combination Agreement.

The board of directors of Spectral MD has unanimously (i) approved and declared advisable the Business Combination Agreement, the Mergers and the other transactions contemplated thereby and (ii) resolved to recommend to the stockholders of Spectral MD their approval of the Business Combination Agreement, the ancillary agreements and related matters.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Mergers and related agreements and transactions by the stockholders of Spectral MD and the stockholders of the Company, (ii) effectiveness of the proxy statement/registration statement on Form S-4 to be filed by the Company in connection with the Mergers, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any law or order enjoining or prohibiting the Mergers, (v) receipt of approval for listing on the Nasdaq Capital Market (or another mutually agreed stock exchange) of the shares of New Spectral MD Common Stock to be issued in connection with the Mergers and (vi) the bringdown of representations, warranties and covenants of the other party, subject to certain materiality qualifiers.

In addition, the obligation of Spectral MD to consummate the Mergers is subject to the fulfillment of other closing conditions, including, but not limited to, the delivery by the Company of (i) an officer’s certificate delivered pursuant to the terms of the Business Combination Agreement, (ii) duly executed letters of resignation from the directors and officers of the Company and (iii) no Parent Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement. The obligation of the Company to consummate the Mergers is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the delivery by Spectral MD of an officer’s certificate delivered pursuant to the terms of the Business Combination Agreement, (ii) the effective cancellation of the admission of Spectral MD common stock to the Alternative Investment Market and (iii) no Company Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement.

Covenants

The Business Combination Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties not to initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Spectral MD to prepare and deliver to the Company certain unaudited consolidated financial statements of Spectral MD, (iv) the Company and Spectral MD to prepare and the Company to file a proxy statement/registration statement on Form S-4 and the parties to take certain other actions to obtain the requisite approval of the stockholders of the Company and Spectral MD, respectively, with respect to certain proposals regarding the Mergers and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by the Company, Merger Sub I, Merger Sub II and Spectral MD. The representations and warranties of the respective parties to the Business Combination Agreement generally will not survive the Closing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to, (i) by the mutual written consent of the Company and Spectral MD; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties of Spectral MD are not true and correct or if Spectral MD fails to perform any of its respective covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing), in each case, such that certain conditions to the obligations of the Company could not be satisfied and the breach of such representations or warranties or failure to perform such covenants or agreements is not cured or cannot be cured within the earlier of (a) thirty (30) days after written notice thereof, and (b) the Termination Date; (iii) by Spectral MD, subject to certain exceptions, if any of the representations or warranties made by the Company, Merger Sub I or Merger Sub II (together, the “Company Parties”) are not true and correct or if any Company Party fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing), in each case, such that certain conditions to the obligations of Spectral MD could not be satisfied and the breach of such representations or warranties or failure to perform such covenants or agreements is not cured or cannot be cured within the earlier of (a) thirty (30) days after written notice thereof, and (b) the Termination Date; (iv) by either the Company or Spectral MD, if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate principally caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either the Company or Spectral MD, if any governmental entity has issued an order or taken any other action that has the effect of making the transactions contemplated by the Business Combination Agreement illegal or otherwise preventing or prohibiting consummation of the Mergers and such order or other action has become final and non-appealable; (vi) by the Company if the Company Requisite Approvals (as defined in the Business Combination Agreement) shall not have been obtained within two business days after the registration statement has been declared effective; and (vii) by Spectral MD, if the Company board of directors (x) shall have made a Change in Recommendation (as defined in the Business Combination Agreement) or (y) shall have failed to include the Company board of director recommendation in the proxy statement distributed to the Company stockholders.

Amended and Restated Registration Rights & Lock-Up Agreement

The Business Combination Agreement contemplates that, at the Closing, New Spectral MD, the Sponsor, the Company’s initial stockholders, certain stockholders of Spectral MD and certain of each of their respective affiliates, as applicable, and the other parties thereto, will enter into the Registration Rights Agreement, pursuant to which New Spectral MD will agree to register for resale pursuant to Rule 415 under the Securities Act, certain shares of New Spectral MD Common Stock and other equity securities of New Spectral MD that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights.

Additionally, the Registration Rights Agreement contains certain restrictions on transfer with respect to (i) shares of New Spectral MD Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Spectral MD Common Stock immediately following the Closing (other than any shares purchased in the public market). Such restrictions begin at the Closing and end on the date that is 180 days after Closing.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement filed as Exhibit 10.1 hereto and incorporated by reference herein.

Sponsor Letter Agreement

On April 11, 2023, the Sponsor, the Company and Spectral MD entered into the Sponsor Letter Agreement, pursuant to which, among other things, the Sponsor agreed to: (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) vote against an arrangement, merger, amalgamation, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution or winding up of the Company; (iii) vote against any changes in the business, management or the Company’s board other than as required to effect the Transactions (as defined in the Business Combination Agreement); and (iv) vote against any action, agreement or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company, Merger Sub I or Merger Sub II under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated in each case, on the terms and subject to the conditions set forth of the Sponsor Letter Agreement. In addition, the Sponsor agreed to (i) not redeem or elect to redeem or tender or submit any of its Subject Parent Equity Securities (as defined in the Sponsor Letter Agreement) and (ii) not, directly or indirectly, (a) sell, assign, transfer, pledge, dispose of or otherwise encumber any of the Subject Parent Equity Securities held by the Sponsor, (b) deposit any Subject Parent Equity Securities held by the Sponsor into a voting trust or enter into a voting agreement or arrangement or grant any proxy or power of attorney with respect to any Subject Parent Equity Securities held by the Sponsor that is inconsistent with the Sponsor Letter Agreement, or (c) enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer or other disposition of any Subject Parent Equity Securities held by the Sponsor.

The Sponsor has agreed to surrender and forfeit to the Company the Private Placement Warrants (as defined in the Sponsor Letter Agreement). In addition, the Sponsor and the Company, two days prior to the Closing, will notify Spectral MD if the accrued and unpaid Parent Expenses (as defined in the Sponsor Letter Agreement) that are then outstanding are expected to exceed the Excess Expense Amount. At Closing, the Sponsor will take necessary actions such that the Sponsor Credit (as defined in the Sponsor Letter Agreement) equals or exceeds the Excess Expense Amount, provided that Sponsor will not be required to invest in the Sponsor PIPE if Sponsor elects to forfeit 750,000 Sponsor Shares. The Sponsor will be entitled to a $5.00 credit against the Excess Expense Amount for each Sponsor Share that the Sponsor forfeits and surrenders prior to the Closing. The Sponsor will be entitled to credit, dollar for dollar, the total amount of the aggregate investment made by the Sponsor or its affiliates in any Sponsor PIPE against the Excess Expense Amount. The Sponsor and its affiliates will receive one share of Company Class A common stock, par value $0.0001 per share, for each $10.00 invested in the Sponsor PIPE, and the Sponsor PIPE will otherwise be on the same terms as the other investors in the private placement. At Closing, the Sponsor is entitled to retain the Sponsor Shares corresponding to certain monetary thresholds of the amounts raised in the transactions. If the Parent Closing Cash (as defined in the Sponsor Letter Agreement) is (i) less than $10 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 750,000 Sponsor Shares; (ii) greater than or equal to $10 million, but less than $20 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,000,000 Sponsor Shares; (iii) greater than $20 million, but less than $30 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,250,000 Sponsor Shares; or (iv) greater than $30 million, the Sponsor will forfeit and surrender a number of Sponsor Shares so that the Sponsor holds 1,500,000 Sponsor Shares. In no event will the Sponsor hold more than 1,500,000 Sponsor Shares, in each case, excluding the Sponsor PIPE.

Stockholder Support Agreement

On April 11, 2023, the Company, Spectral MD and Key Company Stockholders (as defined in the Stockholder Support Agreement) entered into the Stockholder Support Agreement, pursuant to which, among other things each Key Company Stockholder agrees to vote all of such holder’s shares (a) in favor of the approval and adoption of the Business Combination Agreement, the Mergers, and the other Transactions (including the amendment to the Amended and Restated Spectral MD Certificate of Incorporation, and Spectral MD’s delisting from AIM) and (b) against any action, agreement or transaction or proposal that would reasonable be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of Spectral MD under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 17, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $1,282,098, which consists of the change in fair value of warrant liabilities of $788,400 and formation and operating costs of $527,382 and offset by interest earned on investment held in Trust Account of $40,777.

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

For the three months ended March 31, 2023, cash used in operating activities was $243,197. Net loss of $1,282,098 was affected by change in fair value of warrants of $788,400 and interest earned on investment held in the Trust Account of $40,777. Changes in operating assets and liabilities provided $291,278 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $303,514. Net income of $7,053,847 was affected by change in fair value of warrant liabilities of $7,514,642 and interest income on investment held in the Trust Account of $4,329. Changes in operating assets and liabilities provided $161,610 of cash for operating activities.

As of March 31, 2023, we had U.S. Treasury Funds held in the Trust Account of $4,666,884 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2023, the Company did not withdraw any amount in the Trust Account to pay tax obligations and redemption. On December 21, 2022, the Stockholders elected to redeem an aggregate of 24,841,284 shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, the Company had $541,841 in its operating bank account and a working capital deficit of $3,287,624. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in above to the unaudited condensed financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on the Expiration Date, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies or Estimates

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We received a demand letter from a stockholder of the Company, dated May 10, 2023 (the "Demand"), alleging that the registration statement filed by us in connection with our proposed Business Combination omits material information with respect to the transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to such registration statement.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, other than as described below. For risk factors related to the proposed Business Combination with Spectral MD, see the “Risk Factors” section of the Registration Statement on Form S-4 filed with the SEC on May 2, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. We received the January Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. On March 9, 2023, per the January Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On May 8, 2023, we received a letter from the Staff of Nasdaq stating they accepted the Company’s plan. If the Company does not complete a Business Combination by July 21, 2023, the Staff will provide written notification that the Company’s securities will be delisted, which the Company may appeal the Staff’s determination to a Listing Qualifications Panel. On April 8, 2023, we received the April Notice from the Staff of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(b)(2), due to the Company’s failure to meet the minimum $35 million Market Value of Listed Securities (“MVLS”) requirement for the Nasdaq Capital Market and Listing Rules 5550(b)(1) or 5550(b)(3), due to the Company’s failure to maintain a stockholders’ equity of at least $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the three most recently completed fiscal years. The April Notice states that the Company has until October 2, 2023, a compliance period of 180 calendar days, to regain and maintain compliance with the Nasdaq Capital Market MVLS listing requirement. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Staff will provide the Company with a written confirmation of compliance.

We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum public holder or minimum publicly held shares, or that its securities will continue to be listed on Nasdaq.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of April 11, 2023, by and among Rosecliff Acquisition Corp I, Ghost Merger Sub I Inc., Ghost Merger Sub II and Spectral MD Holdings Ltd. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s 10-K, filed wit the SEC on March 31, 2023)
3.2	Bylaws of the Company, incorporated by reference to the registrant’s Form 10-K filed on March 31, 2023.
10.1	Form of Amended and Restated Registration Rights Agreement, by and among Spectral MD, Inc., Rosecliff Acquisition Sponsor I LLC, Target Holders, Director Holders and Investor Stockholders (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
10.2	Sponsor Letter Agreement, dated as of April 11, 2023, by and among Rosecliff Acquisition I Sponsor LLC, Spectral MD Holdings, Ltd. and Rosecliff Acquisition Corp I (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
10.3	Stockholder Support Agreement, dated as of April 11, 2023, by and among Spectral MD Holdings, Ltd., Rosecliff Acquisition Corp I and Key Company Stockholders (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSECLIFF ACQUISITION CORP I

Date: May 12, 2023	By:	/s/ Michael P. Murphy
	Name:	Michael P. Murphy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Kieran Goodwin
	Name:	Kieran Goodwin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)