Form 10-Q
period 2023-06-30
Rosecliff Acquisition Corp I
filed 2023-08-14
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 458,716 shares of Class A common stock, $0.0001 par value and 6,325,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ROSECLIFF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ROSECLIFF ACQUISITION CORP I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$409,030	$785,038
Prepaid expenses	169,617	153,575
Total current assets	578,647	938,613

Cash held in Trust Account	4,725,481	4,626,107
TOTAL ASSETS	$5,304,128	$5,564,720

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,995,327	$3,352,296
Income taxes payable	272,848	255,297
Due to Sponsor	16,152	16,152
Total current liabilities	5,284,327	3,623,745

Warrant liabilities	788,400	394,200
Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	14,927,727	12,872,945

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption: 458,716 shares at approximately $10.58 and $10.44 per share redemption value at June 30, 2023 and December 31, 2022, respectively	4,854,000	4,787,977

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none issued and outstanding (excluding 458,716 shares subject to possible redemption at June 30, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	633	633
Additional paid-in capital	—	—
Accumulated deficit	(14,478,232)	(12,096,835)
TOTAL STOCKHOLDERS’ DEFICIT	(14,477,599)	(12,096,202)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$5,304,128	$5,564,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$1,475,615	$248,722	$2,002,997	$713,846
Loss from operations	(1,475,615)	(248,722)	(2,002,997)	(713,846)

Other income:
Change in fair value of warrant liabilities	394,200	1,314,000	(394,200)	8,828,642
Interest earned on cash held in Trust Account	58,597	420,200	99,374	424,529
Total other income (loss), net	452,797	1,734,200	(294,826)	9,253,171

(Loss) income before provision for income taxes	(1,022,818)	1,485,478	(2,297,823)	8,539,325
Provision for income taxes	(10,458)	(26,505)	(17,551)	(26,505)
Net income (loss)	$(1,033,276)	$1,458,973	$(2,315,374)	$8,512,820

Weighted average shares outstanding, Class A common stock, basic and diluted	458,716	25,300,000	458,716	25,300,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.15)	$0.05	$(0.34)	$0.27

Weighted average shares outstanding, Class B common stock, basic and diluted	6,325,000	6,325,000	6,325,000	6,325,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.15)	$0.05	$(0.34)	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	6,325,000	$633	$—	$(12,096,835)	$(12,096,202)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(26,684)	(26,684)

Net loss	—	—	—	—	—	(1,282,098)	(1,282,098)
Balance – March 31, 2023 (unaudited)	—	—	6,325,000	633	—	(13,405,617)	(13,404,984)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(39,339)	(39,339)

Net loss	—	—	—	—	—	(1,033,276)	(1,033,276)

Balance – June 30, 2023 (unaudited)	—	$—	6,325,000	$633	$—	$(14,478,232)	$(14,477,599)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,325,000	$633	$—	$(20,825,430)	$(20,824,797)

Net income	—	—	—	—	—	7,053,847	7,053,847
Balance – March 31, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(13,771,583)	$(13,770,950)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(99,034)	(99,034)

Net income	—	—	—	—	—	1,458,973	1,458,973
Balance – June 30, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(12,411,644)	$(12,411,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSECLIFF ACQUISITION CORP I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(2,315,374)	$8,512,820
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	394,200	(8,828,642)
Interest earned on cash held in Trust Account	(99,374)	(424,529)
Changes in operating assets and liabilities:
Prepaid expenses	(16,042)	109,000
Accrued expenses	1,643,031	73,158
Accrued offering costs	—	(12,000)
Income taxes payable	17,551	26,505
Net cash used in operating activities	(376,008)	(543,688)

Net Change in Cash	(376,008)	(543,688)
Cash – Beginning of period	785,038	769,432
Cash – End of period	$409,030	$225,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company created Ghost Merger Sub I Inc., a Delaware corporation created on April 6, 2023 and a direct, wholly owned subsidiary of the Company (“Merger Sub I”), and Ghost Merger Sub II LLC, a Delaware limited liability company created on April 6, 2023 and a direct, wholly owned subsidiary of the Company (“Merger Sub II”) for the purpose of the Business Combination described below.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Notice of Failure to Satisfy a Continued Listing Rule

On January 22, 2023, the Company received a written notice (the “January Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market. The January Notice is a notification of deficiency, not of imminent delisting. On March 9, 2023, per the January Notice, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On May 8, 2023, the Company received a letter from the Staff of Nasdaq stating they accepted the Company’s plan and notifying the Company that if the Company did not complete a Business Combination by July 21, 2023, the Staff would provide written notification that the Company’s securities would be delisted, which the Company may appeal the Staff’s determination to a Listing Qualifications Panel. The Company did not regain compliance by July 21, 2023, and, on July 24 2023, the Staff notified the Company that its securities would be delisted unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing, which request was granted by the Panel and will stay any further action by Nasdaq pending completion of the hearing and the expiration of any extension period that may be granted by the Panel following the hearing.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $409,030 in its operating bank account and a working capital deficit of $4,577,162. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. As of June 30, 2023, the Company has withdrawn a total of $1,034,597 from the Trust Account, of which approximately $290,000 in its operating account is reserved for payment of taxes. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed consolidated financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a proposed Business Combination before the Expiration Date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $409,030 and $785,038 of cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, all of assets held in the Trust Account were held in cash. During the three and six months ended June 30, 2023, the Company did not withdraw any amount of interest earned on investment held in the Trust Account to pay its tax obligations. The Company presents its investments in cash on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed consolidated statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 458,716 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

On December 21, 2022, stockholders elected to redeem an aggregate of 24,841,284 ($250,522,502 value) of shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A common stock issuance costs	(13,934,844)
Plus:
Accretion of carrying value to redemption value	23,835,323
Less:
Redemption of Class A common stock	(250,522,502)
Class A common stock subject to possible redemption, December 31, 2022	$4,787,977
Plus:
Accretion of carrying value to redemption value	26,684
Class A common stock subject to possible redemption, March 31, 2023	$4,814,661
Plus:
Accretion of carrying value to redemption value	39,339
Class A common stock subject to possible redemption, June 30, 2023	$4,854,000

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants are valued by the closing price of the observable market quote in an active market. The Private Placement Warrants are valued relying on inputs from observable market data for a comparable asset in a market (see Notes 8 and 9).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (0.61)% and 1.78% for the three months ended June 30, 2023 and 2022, respectively, (0.61)% and 0.31% for the six months ended June 30, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the 13,140,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(69,870)	$(963,406)	$1,167,178	$291,795	$(156,566)	$(2,158,808)	$6,810,256	$1,702,564
Denominator:
Basic and diluted weighted average shares outstanding	458,716	6,325,000	25,300,000	6,325,000	458,716	6,325,000	25,300,000	6,325,000
Basic and diluted net income (loss) per share of common stock	$(0.15)	$(0.15)	$0.05	$0.05	$(0.34)	$(0.34)	$0.27	$0.27

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

For the period from November 17, 2020 (inception) through December 31, 2020, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 11, 2021, the Company effected a 1:1.1 stock split of its Class B common stock, resulting in an aggregate of 6,325,000 shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock upon the consummation of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Amount Due to Sponsor

At June 30, 2023 and December 31, 2022, the Company had advances owed to the Sponsor in the amount of $16,152.

Administrative Services Agreement

Commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three and six months ended June 30, 2022, the Company accrued $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2023 and December 31, 2022, $290,000 and $230,000 of administrative fees were included in accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,855,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On June 23, 2023, the underwriters have agreed to waive $8,105,000 of the deferred fee upon consummation of the business combination with Spectral MD, as described below. The total deferred fee upon consummation of the business combination agreement will be $750,000.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 458,716 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,325,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 8,433,333 Public Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.15 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, there were 4,706,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $4,725,481 and $4,626,107 in cash, respectively. During the three and six months ended June 30, 2023, the Company did not withdraw any amount of interest to pay its tax obligations.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	2	$506,000	2	$253,000
Warrant Liability – Private Placement Warrants	2	$282,400	2	$141,200

ROSECLIFF ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying June 30, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

The Company initially valued its Private Placement Warrants, on February 17, 2021, as Level 3 utilizing a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology and subsequently valued the Private Placement Warrants as Level 2 through December 31, 2021, with changes in fair value recognized in the unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrant liabilities was determined using Level 2 inputs at June 30, 2023 and December 31, 2022. As of December 31, 2022, the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement during the year ended December 31, 2022 was $506,000. As of December 31, 2021, the Private Placement Warrants transferred to Level 2, relying on inputs from observable market data for a comparable asset in a market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 17, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $1,033,276, which consists of formation and operating costs of $1,475,615 and provision for income taxes of $10,458, offset by of the change in fair value of warrant liabilities of $394,200, and interest earned on investment held in Trust Account of $58,597.

For the six months ended June 30, 2023, we had a net loss of $2,315,374, which consists of by change in fair value of warrant liabilities of $394,200, formation and operating costs of $2,002,997 and provision for income taxes of $17,551, offset by interest earned on investment held in Trust Account of $99,374.

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

For the six months ended June 30, 2023, cash used in operating activities was $276,634. Net loss of $2,315,374 was affected by change in fair value of warrants of $394,200 and interest earned on investment held in the Trust Account of $99,374. Changes in operating assets and liabilities used $1,644,540 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $543,688. Net income of $8,512,820 was affected by change in fair value of warrant liabilities of $8,828,642 and interest earned on investments held in the Trust Account of $424,529. Changes in operating assets and liabilities provided $196,664 of cash for operating activities.

As of June 30, 2023, we had U.S. Treasury Funds held in the Trust Account of $4,725,481 consisting of fixed income securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2023, the Company did not withdraw any amount in the Trust Account to pay tax obligations and redemption. On December 21, 2022, the Stockholders elected to redeem an aggregate of 24,841,284 shares of Class A common stock, representing approximately 98.2% of the issued and outstanding shares of Class A common stock. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, the Company had $409,030 in its operating bank account and a working capital deficit of $4,577,162. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Expiration Date to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed consolidated financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Expiration Date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Expiration Date.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in above to the unaudited condensed consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on the Expiration Date, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,855,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On June 23, 2023, the underwriters have agreed to waive $8,105,000 of the deferred fee upon consummation of the business combination with Spectral MD, as described below, the total deferred fee upon consummation of the business combination agreement will be $750,000.

Critical Accounting Policies or Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Accordingly, the Company recognizes the 8,433,333 Public Warrants and 4,706,667 Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The estimated fair value of the Public Warrants was measured at fair value using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The measurement of the Public Warrants after the separation of the Public Warrants from the Units is classified as Level 2, relying on inputs on observable market data for a comparable asset in a market that may not be as actively traded. For periods subsequent to the separation of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the warrants as of each relevant date. At December 31, 2021 the Private Placement Warrants transferred to Level 2.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 25,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We received a demand letter from a stockholder of the Company, dated May 10, 2023 (the “Demand”), alleging that the registration statement filed by us in connection with our proposed Business Combination omits material information with respect to the transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to such registration statement.

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

ROSECLIFF ACQUISITION CORP I

Date: August 14, 2023	By:	/s/ Michael P. Murphy
	Name:	Michael P. Murphy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kieran Goodwin
	Name:	Kieran Goodwin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)