Form 10-Q
period 2023-09-30
Spectral AI, Inc.
filed 2023-11-14
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:

SPECTRAL AI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3987148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue,
Suite 1000

Dallas, Texas 75201

(Address of principal executive offices)

(972) 499-4934

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MDAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	MDAIW	The Nasdaq Stock Market LLC

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

As of November 9, 2023, there were 16,254,935 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Spectral AI, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$7,348	$14,174
Accounts receivable, net	1,312	2,294
Inventory	220	-
Unbilled revenue	127	618
Prepaid expenses	1,755	331
Other current assets	594	270
Total current assets	11,356	17,687

Non-current assets:
Property and equipment, net	14	21
Right-of-use assets	961	1,008
Total Assets	$12,331	$18,716

Commitments and contingencies (Note 8)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,275	$2,759
Accrued expenses	3,983	2,631
Deferred revenue	795	-
Lease liabilities, short-term	813	680
Notes payable	632	175
Warrant liabilities	1,149	129
Total current liabilities	10,647	6,374
Lease liabilities, long-term	228	346
Total Liabilities	10,875	6,720

Stockholders’ Equity
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 15,688,268 and 13,127,472 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	30,696	23,929
Accumulated deficit	(29,242)	(11,934)
Total stockholders’ equity	1,456	11,996
Total Liabilities and Stockholders’ Equity	$12,331	$18,716

See accompanying notes to the condensed consolidated financial statements

Spectral AI, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development revenue	$3,440	$7,038	$12,769	$19,272
Cost of revenue	(1,968)	(3,811)	(7,325)	(10,943)
Gross profit	1,472	3,227	5,444	8,329

Operating costs and expenses:
General and administrative	5,638	3,478	15,499	9,207
Total operating costs and expenses	5,638	3,478	15,499	9,207
Operating loss	(4,166)	(251)	(10,055)	(878)

Other income (expense):
Net interest income	42	2	128	1
Change in fair value of warrant liability	1,069	22	1,004	50
Foreign exchange transaction loss, net	(24)	(51)	(11)	(255)
Transaction costs	(7,604)	-	(8,342)	-
Other expense	-	(17)	-	-
Total other expense, net	(6,517)	(44)	(7,221)	(204)

Loss before income taxes	(10,683)	(295)	(17,276)	(1,082)
Income tax benefit (provision)	54	(85)	(32)	(91)
Net loss	$(10,629)	$(380)	$(17,308)	$(1,173)
Net loss per share of common stock
Basic and Diluted	$(0.77)	$(0.03)	$(1.29)	$(0.09)
Weighted average common shares outstanding
Basic and Diluted	13,822,990	13,145,834	13,410,287	13,127,825

See accompanying notes to the condensed consolidated financial statements

Spectral AI, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	135,409,564	$135	$23,795	$(11,934)	$11,996
Retroactive application of recapitalization	(122,282,092)	(134)	134	-	-
Balance at December 31, 2022, after effect of Business Combination	13,127,472	1	23,929	(11,934)	11,996
Stock-based compensation	54,558	-	300	-	300
Stock option exercises	10,129	-	-	-	-
Net loss	-	-	-	(3,609)	(3,609)
Balance at March 31, 2023	13,192,159	$1	$24,229	$(15,543)	$8,687
Stock-based compensation	12,124	-	396	-	396
Stock option exercises	5,819	-	6	-	6
Net loss	-	-	-	(3,070)	(3,070)
Balance at June 30, 2023	13,210,102	$1	$24,631	$(18,613)	$6,019
Issuance of common stock upon Business Combination	1,160,485	1	(2,375)	-	(2,374)
Issuance of common stock to settle accounts payable	33,333	-	150	-	150
Issuance of shares for transaction costs	400,000	-	1,800	-	1,800
Commitment to issue shares for transaction costs	-	-	2,550	-	2,550
Private placement equity issuance	744,667	-	3,351	-	3,351
Stock-based compensation	-	-	279	-	279
Stock option exercises	139,681	-	310	-	310
Net loss	-	-	-	(10,629)	(10,629)
Balance at September 30, 2023	15,688,268	$2	$30,696	$(29,242)	$1,456

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	135,034,564	$135	$22,640	$(9,022)	$13,753
Retroactive application of recapitalization	(121,937,160)	$(134)	$134	$-	$-
Balance at December 31, 2021, after effect of Business Combination	13,097,404	1	22,774	(9,022)	13,753
Stock-based compensation	18,186	-	333	-	333
Net loss	-	-	-	(528)	(528)
Balance at March 31, 2022	13,115,590	1	23,107	(9,550)	13,558
Stock-based compensation	18,186	-	294	-	294
Net loss	-	-	-	(265)	(265)
Balance at June 30, 2022	13,133,776	$1	$23,401	$(9,815)	$13,587
Stock-based compensation	12,124	-	247	-	247
Net loss	-	-	-	(380)	(380)
Balance at September 30, 2022	13,145,900	$1	$23,648	$(10,195)	$13,454

See accompanying notes to the condensed consolidated financial statements

Spectral AI, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(17,308)	$(1,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7	6
Stock-based compensation	975	874
Amortization of right-of-use assets	530	377
Issuance of shares for transaction costs	1,800	-
Commitment to issue shares for transaction costs	2,550	-
Change in fair value of warrant liabilities	(1,004)	(50)
Changes in operating assets and liabilities:
Accounts receivable	982	(317)
Inventory	(220)	-
Unbilled revenue	491	(1,502)
Prepaid expenses	(469)	753
Other assets	(197)	(188)
Accounts payable	(554)	886
Accrued expenses	1,225	(76)
Deferred revenue	795	-
Lease liabilities	(468)	(453)
Net cash used in operating activities	(10,865)	(863)
Cash flows from financing activities:
Proceeds from issuance of common stock for Equity Raise	3,351	-
Cash received in Business Combination	660	-
Payments for notes payable	(288)	(651)
Stock option exercises	316	-
Net cash provided by (used in) financing activities	4,039	(651)
Net decrease in cash	(6,826)	(1,514)
Cash	14,174	16,121
Cash	$7,348	$14,607

Supplemental cash flow information:
Cash paid for interest	$6	$19
Cash paid for taxes	$114	$53

Noncash operating and financing activities disclosure:
Recognition of Right-of-use assets and related lease liabilities upon adoption of ASC 842	$-	$624
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$483	$-
Issuance of common stock for net liabilities upon Business Combination	$3,034	$-
Prepaid asset acquired, net of cancellation, for debt and accounts payable	$955	$376
Issuance of common stock to settle accounts payable	$150	$-

See accompanying notes to the condensed consolidated financial statements

1. ORGANIZATION, NATURE OF BUSINESS AND LIQUIDITY

Business Combination

Spectral AI, Inc., a Delaware corporation formerly known as Rosecliff Acquisition Corp I (“Spectral AI” or the “Company”) was formed as a blank check company on November 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On September 11, 2023, the Company consummated a business combination (the “Business Combination”), pursuant to the business combination agreement dated April 11, 2023 (the “Business Combination Agreement”) by and among the Company, Ghost Merger Sub I, a Delaware Corporation, Ghost Merger Sub II, a Delaware corporation and Spectral MD Holdings, Ltd., a Delaware corporation incorporated on March 9, 2009 and headquartered in Dallas, Texas (“Legacy Spectral”). Upon closing of the Business Combination (the “Closing”), in sequential order: (a) Ghost Merger Sub I merged with and into the Legacy Spectral, with Legacy Spectral continuing as the surviving company as a wholly owned subsidiary of the Company (the “Spectral Merger”) and then, (b) Legacy Spectral merged with and into Ghost Merger Sub II (renamed Spectral MD Holdings LLC) (the “SPAC Merger”, together with the Spectral Merger (the “Business Combination”)), with Ghost Merger Sub II surviving the SPAC Merger as a direct wholly-owned subsidiary of the Company. See Note 3. Upon the Closing, the Company changed its name from Rosecliff Acquisition Corp I to Spectral AI, Inc.

In conjunction with the Business Combination, the Company cancelled the redeemable warrants that it issued to Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (the “Private Warrants”) in connection with the Company’s initial public offering on February 17, 2021 (the “Initial Public Offering”) at Closing, but the 8,433,333 redeemable warrants issued to the public in the Initial Public Offering (the “Public Warrants”) remain outstanding.

Prior to the Business Combination, Rosecliff had 280,485 shares of Class A common stock, par value $0.0001 per share, issued and outstanding and held by public shareholders (the “Public Shares”) and 6,325,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding and held by the Sponsor (the “Sponsor Shares”). Upon the Closing, 5,445,000 of the Sponsor Shares were forfeited, in accordance with a letter agreement with the Sponsor, and the remaining 880,000 Sponsor Shares and 280,485 Public Shares, no longer designated Class A and Class B, were included in shares of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”).

Prior to the Business Combination, Legacy Spectral's shares of common stock, par value $0.001 per share (“Legacy Spectral Common Stock”) were listed on the AIM market on the London Stock Exchange (delisted on September 7, 2023). In September 2023, prior to the Closing, Legacy Spectral issued 7,679,198 shares of Legacy Spectral Common Stock to certain investors in a private placement, in exchange for $3.4 million (the “Equity Raise”).Upon the Closing, all of Legacy Spectral’s issued and outstanding 145,380,871 shares of Legacy Spectral Common Stock, including the shares from the Equity Raise, were exchanged for 14,094,450 shares of Company Common Stock at an exchange ratio of 10.31 (the “Exchange Ratio”), meaning that the Company issued one share of Company Common Stock in exchange for 10.31 shares of Legacy Spectral Common Stock.

On September 12, 2023, the Company began trading the Company Common Stock and the Public Warrants on the NASDAQ Capital Market (“NASDAQ”) under the symbols “MDAI” and “MDAIW”, respectively. Prior to the Business Combination, the Company’s shares of Company Common Stock and Public Warrants were listed on the NASDAQ under the symbols “RCLF” and “RCLFW”, respectively.

Nature of Operations

Spectral AI is devoting substantially all of its efforts towards research and development of its DeepView® Wound Imaging System, currently focused on burn wounds and diabetic foot ulcer (“DFU”) indications, specifically engineered to allow physicians to make a more accurate, timely and informed decision for treatment options. The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with Medical Technology Enterprise Consortium (“MTEC”).

In September 2023, the Company executed its third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $149 million. This multi-year contract includes an initial award of nearly $55 million to support the clinical validation and FDA clearance of DeepView® for commercial marketing and distribution purposes. The Company is also completing the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and is due to be completed in July 2024. Under this contract, the Company expects to further the DeepView System design, develop the AI algorithm, and take the necessary steps to obtain FDA approval for its DeepView GEN 3 System.

In April, 2023, the Company received a $4.0 million grant from MTEC for a project that is expected to be completed by April 2025 (the “MTEC Agreement”). The MTEC project is for the development of a handheld device for the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing, followed by development, design modification and buildout of the handheld device, and then the manufacturing of the handheld device.

The Company operates in one segment.

Liquidity

As of September 30, 2023 and December 31, 2022, the Company had approximately $7.3 million and $14.2 million, respectively, in cash, and an accumulated deficit of $29.2 million and $11.9 million, respectively. The Company has historically funded its operations through the issuance of notes and the sale of preferred stock and common stock. Together with the new PBS BARDA Contract, executed in September 2023, for a total value of up to $149 million, the Company’s total potential support from BARDA is nearly $250 million if all future options are executed. The base phase of the PBS BARDA Contract, valued at $55 million, was exercised concurrently with the contract award in September 2023. To date, for the 2013 and 2019 BARDA contracts, the Company has committed funding of $101 million of which the Company has received $99 million. In April, 2023, we received a $4.0 million grant under the MTEC Agreement. See Research and Development Revenue below. With the PBS BARDA Contract and the MTEC Agreement, the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Legacy Spectral was determined as the accounting acquirer and the Company as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Spectral issued stock for the net assets of the Company. Upon the Closing, the net assets of the Company are stated at fair value, with no goodwill or other intangible assets recorded. See Note 3.

Legacy Spectral was determined to be the accounting acquiror based on evaluation of the following facts and circumstances:

(i)	Legacy Spectral’s former shareholders have a majority of the voting power of Spectral AI;

(ii)	Legacy Spectral’s senior management comprises all of the senior management of Spectral AI;

(iii)	Legacy Spectral selected five of the six directors for the Board of Directors of Spectral AI;

(iv)	Legacy Spectral’s relative size of assets and operations compared to Rosecliff; and

(v)	Legacy Spectral’s operations comprise the ongoing operations of Spectral AI.

All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Spectral at their historical values as if Legacy Spectral is the predecessor to the Company. The unaudited condensed consolidated financial statements following the Closing reflect the results of the combined entity’s operations.

All issued and outstanding shares of Legacy Spectral Common Stock and warrants, stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) of Legacy Spectral and the per share amounts contained in the unaudited condensed consolidated financial statements for the periods presented prior to the Closing have been retroactively restated to reflect the Exchange Ratio (as defined in Note 3).

Unaudited Interim Condensed Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These interim condensed consolidated financial statements should be read in conjunction with Legacy Spectral’s annual consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form S-4/A filed with the Securities and Exchange Commission (“SEC”) on August 11, 2023.

 Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc. and Spectral MD UK Ltd. (“Spectral MD UK”). Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, warrant liabilities, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets and income tax valuation allowances. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash is held in US financial institutions.

Accounts Receivable, Net and Unbilled Revenue

Accounts receivable represent amounts due from US government agencies pursuant to research and development contracts associated with the Company’s DeepView® Wound Imaging System.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts as of September 30, 2023 and December 31, 2022.

The Company records unbilled revenue when revenue is recognized prior to billing customers.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and accounts receivable. Primarily all cash is held in US financial institutions which, at times, exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company believes it is not exposed to significant credit risk on cash.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2023 and December 31, 2022, receivables were concentrated from one customer (which is a US. government agency) representing 87% and 96% of total net receivables, respectively. No allowance for doubtful accounts were recorded as of September 30, 2023 and December 31, 2022.

One customer (which is a U.S. government agency) accounted for 89% and 94% for the three and nine months ended September 30, 2023, respectively, and 98% for each of the three and nine months ended September 30, 2022 of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the three and nine months ended September 30, 2023, the Company did not have write-downs for obsolete inventory.

Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 -	Unadjusted quoted prices in active markets that are assessable at the measurement date for identical, unrestricted assets or liabilities.
Level 2 -	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Foreign Currency

The reporting currency for the condensed consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly owned subsidiaries Spectral MD Holdings LLC and Spectral MD, Inc. is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The assets and liabilities of Spectral MD UK are translated into US. dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. As of September 30, 2023 and December 31, 2022, the Company’s translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023 the Company recorded approximately $24,000 and $11,000, respectively, of net foreign exchange transaction losses. For the three and nine months ended September 30, 2022, the Company recorded approximately $0.1 million and $0.3 million, respectively, of net foreign exchange transaction losses primarily related to the Company’s bank account denominated in British Pounds and accounts payable denominated in British Pounds.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. Operating leases are recorded in the condensed consolidated balance sheets as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments at the rate implicit in the lease or the Company’s incremental borrowing rate factoring the term of the lease. The incremental borrowing rate used by the Company is an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. Because the Company does not generally borrow on a collateralized basis, it uses the interest rate it pays on its noncollateralized borrowings as an input to deriving an appropriate incremental borrowing rate, adjusted for the amount of lease payments, the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right-of-use assets and lease liabilities, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the requirement to capitalize right-of-use assets and liabilities as an accounting policy election.

During the three and nine months ended September 30, 2023 and 2022, the Company did not have any financing leases.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which have an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. As of September 30, 2023, there are 8,433,333 Public Warrants Outstanding.

In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.60 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of September 30, 2023, there are 73,978 warrants to purchase Company Common Stock outstanding.

The Company accounts for its Public Warrants and the Angel Warrants as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognizes the instruments as liabilities at fair value, determined using the closing price of the observable market quote in an active market (the NASDAQ) for the Public Warrants and the Black-Scholes option-pricing model for the Angel Warrants, and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, redeemed or expired, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations within other income (expense).

Research and Development Revenue

The Company recognizes revenue when the Company’s customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company generates research and development revenue, primarily from the contracts with BARDA and MTEC. Each contract for BARDA and MTEC has a single performance obligation.

The contracts with BARDA are cost-plus-fee contracts associated with development of certain product candidates. Revenues from these reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee.

The MTEC Agreement provides for installment payments after the completion of milestone events. The installment payments are considered variable consideration as the entitlement depends on successful completion of research, however, the payments are not constrained from inclusion in the transaction price as it not probable that a significant reversal of cumulative revenue will be reversed when the underlying uncertainty is resolved. Revenue for the MTEC Agreement is recognized over time based upon the cost-to-cost measure of progress, using this input method to measure progress as the customer has the benefit of access to the development research under these projects and therefore benefits from the Company’s performance incrementally as research and development activities occur under each project. The Company measures progress of performance by comparing the actual costs incurred to-date to the total estimated cost of the project. The Company will adjust the measure of progress at the end of each reporting period and reflect any changes to the estimated cost of the project on a prospective basis.

The Company elected the practical expedient not to adjust the transaction price for the effects of a significant financing component as the period between performance (satisfaction of a performance obligation) and payment is one year or less. Payments from customers are generally received within 30 days of when the invoice is sent.

The Company records deferred revenue when the customers have been billed prior to recognizing revenue.

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the three months ended September 30, 2023 and 2022, research and development expense was $3.6 million and $4.3 million, respectively, of which $2.0 million and $3.8 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $1.6 million and $0.5 million, respectively, is included in general and administrative expenses. For the nine months ended September 30, 2023 and 2022, research and development expense was $11.3 million and $12.2 million, respectively, of which $7.3 million and $10.9 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $4.0 million and $1.3 million, respectively, is included in general and administrative expenses.

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, RSUs, RSAs and stock options with non-market performance conditions (“PSOs”) based on their respective grant date fair values. The Company estimates the fair value of stock option grants and PSOs using the Black-Scholes option pricing model. The RSUs and RSAs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of the Company’s stock and stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSUs and RSAs over the requisite service period. As the PSOs have performance conditions, compensation expense is recognized for each award if and when the Company’s management deems it probable that the performance conditions will be satisfied. Forfeitures are recorded as they occur. Compensation previously recorded for unvested equity awards that are forfeited is reversed upon forfeiture. The Company expenses stock-based compensation to employees over the requisite service period, on a straight-line basis, based on the estimated grant-date fair value of the awards.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of September 30, 2023 and December 31, 2022 that qualify for either recognition or disclosure in the condensed consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed consolidated statements of operations. The Company did not have any interest and penalties during the three and nine months ended September 30, 2023 and 2022 and did not have any interest or penalties accrued as of September 30, 2023.

Comprehensive Loss

Comprehensive loss is equal to net loss as presented in the condensed consolidated statements of operations, as the Company did not have any material other comprehensive income or loss for the periods presented.

Net Loss per Share of Common Stock

Basic net loss share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock adjusts basic earnings per share for the potentially dilutive impact of unvested restricted stock, stock options and warrants. Securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the unvested restricted stock and stock options is calculated using the treasury stock method. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Recently Adopted Accounting Standards

In September 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19 and ASU 2019-10. This standard requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this standard on January 1, 2023, with no impact on its condensed consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB is issuing this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for the Company on January 1, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

3. RECAPITALIZATION

As discussed in Note 1, on September 11, 2023, the Company consummated the Business Combination, with Legacy Spectral surviving the merger as a wholly-owned subsidiary of the Company.

On the date of the Business Combination, the Company recorded net liabilities of $2.4 million, with an offsetting decrease to additional paid-in capital. The following table provides the elements of the Business Combination and reconciles these elements to the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023:

Cash	$660
Other current assets	127
Accounts payable	(860)
Accrued expenses	(277)
Warrant liabilities	(2,024)
Net assets assumed in exchange for common stock	(2,374)
Less: Cash	(660)
Non-cash net assets assumed in exchange for common stock	$(3,034)

Upon the Closing, the Company issued 33,333 shares of Company Common Stock, with a fair value of $0.2 million, to settle an assumed liability to the Sponsor as a payment for an administrative fee.

The Company recorded transaction costs, consisting of legal, accounting and other professional services incurred by Legacy Spectral related to the Business Combination, of $7.6 million (the “Transaction Costs”), in other income (expense) in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and no costs were capitalized. As of September 30, 2023, $1.4 million and $1.0 million of the Transaction Costs are included accounts payable and accrued expenses, respectively. The remaining $5.2 million of Transaction Costs included $0.8 million in cash paid for transaction costs, the issuance of 400,000 shares of Company Common Stock with a fair value of $1.8 million and the commitment to issue 566,667 shares of Company Common Stock with an aggregate fair value of $2.6 million (the “Committed Stock”). See Note 15.

The commitments to issue shares in exchange for Committed Stock obligation is equity-classified in accordance with ASC 815 as they are freestanding contracts that will be settled in shares of Company Common Stock. Accordingly, the Company recorded the Committed Stock obligations based on the fair value of the Company Common Stock upon the Closing and will not remeasure this obligation at any reporting dates or upon issuance of the shares.

Prior to the Business Combination the Company incurred $0.7 million of transaction costs, included in other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2023, for professional services incurred by Legacy Spectral that were related to potential business combinations that did not occur.

Registration Rights Agreements

In accordance with the agreement with one of the Company’s underwriters, for 166,667 shares of Committed Stock, the Company was required to file a registration statement with the SEC within 45 days of the Closing. The Company is required to use its commercially reasonable efforts to cause such registration to become effective, and in any event if such registration statement does not become effective, the Company has 30 days to cure such default or will be required to pay the obligation with $1.3 million of cash. In accordance with ASC 825, Financial Instruments, the Company has a registration right obligation, however, in accordance with ASC 450, Contingencies (“ASC 450”), the obligation is not probable as the Company has several options to provide registration rights pursuant to the agreement and thus no liability has been recorded.

In addition, the Company has an obligation to register 400,000 shares of Committed Stock pursuant to an effective registration statement with the SEC within 30 days of the Closing. The Company is required to use its best efforts to cause such registration to become effective within 45 days if the registration statement is not reviewed by the SEC and 60 days if the registration statement is reviewed by the SEC. If the registration statement is not effective by the specified time period or if the Company does not maintain effectiveness of the registration statement for two years, the Company has to pay the obligation with $3.0 million of cash. In accordance with ASC 825, Financial Instruments, the Company has a registration right obligation, however, in accordance with ASC 450 the obligation is not probable as the Company has several options to provide registration rights pursuant to the agreement and thus no liability has been recorded.

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair value measured as of September 30, 2023
		Quoted prices	Significant other	Significant
	Fair value at September 30, 2023	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$1,149	$1,096	$-	$53

	Fair value measured as of December 31, 2023
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2023	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$129	$-	$-	$129

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2023 and 2022.

Fair values of cash, accounts receivable, accounts payable, accrued expenses and short-term debt are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The Angel Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Balance - January 1, 2023	$129
Change in fair value	(16)
Balance - March 31, 2023	$113
Change in fair value	81
Balance - June 30, 2023	$194
Change in fair value	(141)
Balance - September 30, 2023	$53

Balance - January 1, 2022	$186
Change in fair value	(66)
Balance - March 31, 2022	$120
Change in fair value	38
Balance - June 30, 2022	$158
Change in fair value	(22)
Balance - September 30, 2022	$136

Both observable and unobservable inputs were used to determine the fair value of warrants that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	September 30,	December 31,
	2023	2022

Strike price (per share)	$7.60	$7.60
Contractual term (years)	3.7	4.5
Volatility (annual)	70.0%	72.6%
Risk-free rate	4.5%	4.0%
Dividend yield (per share)	0.0%	0.0%

5. RESEARCH AND DEVELOPMENT REVENUE

For the three and nine months ended September 30, 2023 and 2022, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BARDA	$3,055	$6,903	$12,018	$18,866
Other U.S governmental authorities	385	135	751	406
Total revenue	$3,440	$7,038	$12,769	$19,272

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Salary and wages	$1,403	$1,135
Transaction costs	1,000	-
Operating expenses	619	736
Benefits	803	650
Taxes	158	110
Total accrued expenses	$3,983	$2,631

7. NOTES PAYABLE

Insurance Note

The Company entered into financing arrangements for a portion of its insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
			Nine Months Ended September 30,		September 30,	December 31,
	Amount Financed	Interest Rate	2023	2022	2023	2022

New 2023 Insurance Note	$632	8.6%	$-	$-	$632	$-
2023 Insurance Note	151	9.7%	113	-	-	-
2022 Insurance Note	376	6.7%	175	67	-	175
2021 Insurance Note	474	5.7%	-	160	-	-
			$288	$227	$632	$175

In September 2023, in connection with the Business Combination, the Company cancelled the 2023 Insurance Note and replaced it with the New 2023 Insurance Note. Accordingly, the Company reversed the unpaid balance of approximately $38,000 from notes payable and prepaid expenses.

The Company determined that the carrying amounts of all of the insurance notes approximate fair value due to the short-term nature of borrowings and current market rates of interest.

PPP Loan

On April 13, 2020, the Company entered into a promissory note with JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) for $768,575 (the “PPP Loan”). The PPP Loan, which matured on April 13, 2022 and bears interest at 1% per annum. Beginning on September 13, 2021, the Company was required to make equal monthly payments of principal and interest until the loan maturity on April 13, 2022. The PPP Loan was subject to customary terms for payment defaults and breaches of representations and warranties. The Company did not request the PPP Loan to be forgiven. During the nine months ended September 30, 2022, the Company repaid the remaining $0.4 million of principal and interest for the PPP Loan. There was no outstanding balance for the PPP Loan as of December 31, 2022.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

9. LEASES

The Company leases office space for its principal office in Dallas, Texas, which was extended during 2022 to expire in May 2024. This lease was extended again in 2023 to expire in December 2024. During 2022, the Company entered into a lease for office space in the United Kingdom under a lease that expired in May 2023.

During 2023, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease that expires in March 2024. The lease has been excluded from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows from operating leases	$208	$159	$536	$472
Right-of-use assets exchanged for operating lease liabilities	$-	$-	$483	$624
Weighted average remaining lease term (in years)	1.3	0.4	1.3	0.4
Weighted average discount rate	8.5%	6.7%	8.5%	6.7%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$205	$132	$597	$396
Variable lease cost	92	45	256	78
Operating lease expense	297	177	853	474
Short-term lease rent expense	41	-	69	-
Total rent expense	$338	$177	$922	$474

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking and property taxes under an office space lease.

As of September 30, 2023, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Three months ending December 31, 2023	$208
Year ending December 31, 2024	894
Total	1,102
Less: imputed interest	(61)
Operating lease liabilities	$1,041

10. STOCKHOLDERS’ EQUITY

In conjunction of the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

11. STOCK-BASED COMPENSATION

Each option and warrant to purchase common stock of Legacy Spectral was converted into an option and warrant, respectively, to purchase Spectral AI’s common stock based on the Exchange Ratio, with corresponding adjustments to the exercise price. Accordingly, the options and warrants to purchase 46,592,862  and 762,712, respectively, shares of the common stock of Legacy Spectral were converted into options and warrants to purchase 4,519,191 and 73,978, respectively, shares of Spectral AI’s common stock. Legacy Spectral’s 600,000 RSUs were converted into 58,196 Spectral AI RSUs, based on the Exchange Ratio.

2018 Long Term Incentive Plan

On July 24, 2018, Legacy Spectral’s Board of Directors adopted the 2018 Long Term Incentive Plan (the “2018 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. Pursuant to the 2018 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by Legacy Spectral’s Board of Directors. As of September 30, 2023, 3,720,089 shares of common stock were authorized for issuance under the 2018 Plan, of which 47,036 remain available for issuance. See Note 15.

2022 Long Term Incentive Plan

On September 27, 2022, Legacy Spectral’s stockholders approved the adoption of the 2022 Long Term Incentive Plan (the “2022 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. Pursuant to the 2022 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by Legacy Spectral’s Board of Directors. As of September 30, 2023, 1,939,864 shares of common stock were authorized for issuance under the 2022 Plan, of which 1,792,918 remain available for issuance. See Note 15.

Restricted Stock Awards

The RSAs generally vest over four years. A summary of RSA activities for the nine months ended September 30, 2023 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share US$
Nonvested as of January 1, 2023	30,318	$1.07
Vested	(30,318)	$1.07
Nonvested as of September 30, 2023	-	$-

Restricted Stock Units

The RSUs generally vest over three years. A summary of RSU activities for the nine months ended September 30, 2023 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share US$
Nonvested as of January 1, 2023	-	$-
Granted	58,197	$4.65
Nonvested as of September 30, 2023	58,197	$4.65

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Legacy Spectral’s stock became publicly traded on July 22, 2021 on the AIM, and lacks company-specific historical and implied volatility information. Therefore, Legacy Spectral estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Legacy Spectral’s stock options for employees has been determined utilizing the simplified method by taking an average of the vesting periods and the original contractual terms for each award. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that Legacy Spectral has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

In applying the Black Scholes option pricing model, the Company used the following assumptions for stock options granted in the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Exercise price (per share)	$4.68
Expected term (years)	6.0
Volatility (annual)	72%
Risk-free rate	3.6%
Dividend yield (per share)	0%

A summary of stock options activity for the nine months ended September 30, 2023 is presented below:

	Stock Options	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,503,790	$2.06	7.3	$6,831
Options granted	253,250	$4.68
Options forfeited	(15,844)	$3.68
Options cancelled	(20,368)	$1.95
Options exercised	(126,247)	$2.16
Outstanding as of September 30, 2023	3,594,581	$2.22	6.8	$2,823
Options vested and exercisable as of September 30, 2023	2,847,580	$1.74	6.3	$2,752

The Company recorded stock-based compensation expense for stock options, RSUs and restricted stock awards of $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2023, there was approximately $1.5 million and $0.2 million of unrecognized stock-based compensation related to stock option grants and restricted stock unit grants, respectively, that will be amortized over a weighted average period of 1.1 years and 1.2 years, respectively.

During the year ended December 31, 2018, the Company granted of 973,803 stock options to investors (the “Investor Options”) that were approved by the Board of Directors outside of the 2018 Plan, of which 939,024 Investor Options were outstanding as of December 31, 2022. During September 30, 2023, 34,779 of the Investor Options were exercised and the remaining 904,245 Investor Options are outstanding and will expire in November 2023. The Investor Options have an exercise price of $2.06 per share. As of September 30, 2023, there is no unrecognized stock-based compensation expense related to the Investor Options.

As of September 30, 2023, the Company has outstanding stock options, issued to an investor, to purchase 20,369 shares of the Company’s common stock (the “ASC 815 Options”) at a price of $1.96 per share that expire in December 2023. The ASC 815 Options have a grant date fair value of $2.17 per share and are equity-classified stock options in accordance with ASC 815.

12. INCOME TAXES

The Company recorded an income tax benefit of approximately $54,000 for the three months ended September 30, 2023 and an income tax provision of approximately $32,000 for the nine months ended September 30, 2023, and $85,000 and $91,000 for the three and nine months ended September 30, 2022, respectively. The effective tax rate was (0.5%) and 0.2% for the three and nine months ended September 30, 2023, respectively, and 28.8% and 8.4% for the three and nine months ended September 30, 2022, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2023 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly.

13. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the three and nine months ended September 30, 2023 and 2022, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	2023	2022

Common stock options	4,519,195	4,418,871
Common stock warrants	8,507,311	73,978
Unvested restricted stock units	58,197	-
Unvested restricted stock	-	54,566
Potentially dilutive securities	13,084,703	4,547,415

14. RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2023 and 2022, the Company did not have any transactions with related parties.

15. SUBSEQUENT EVENTS

During October 2023, the Company filed a Form S-1 to register 8,433,231 shares of Company Common Stock issuable upon exercise of the Public Warrants and 10,069,748 shares of Company Common Stock (the “Registration”). In conjunction with the Registration, the Company issued 566,667 shares of Company Common Stock for the Committed Stock.

In November 2023, in connection with the Business Combination, the Company’s Board of Directors adopted the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, bonus awards, dividend equivalents and other cash-based or stock-based awards to employees and non-employees. Pursuant to the 2023 Plan, 8,000,000 shares of common stock were authorized for issuance under the 2023 Plan. The awards issued under the Legacy Spectral’s 2018 Plan and the 2022 Plan will be rolled into the 2023 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us” or other similar terms refer to the business and operations of Spectral AI, Inc., and its subsidiaries or Legacy Spectral, prior to its business combination with Spectral MD Holdings, Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited quarterly condensed financial statements and related notes included elsewhere in this Form 10-Q, as well as Legacy Spectral’s audited annual consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the years ended December 31, 2022 and 2021 included in our final prospectus, as amended, on Form S-4/A filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 (the ‘Prospectus”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are an AI company focused on predictive medical diagnostics. We operate in one segment. We are devoting substantially all of our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging (“MSI”) device which has designated FDA breakthrough device designation (“BDD”) status. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus from 2013 through 2021 was on the burn indication. In 2022 and 2023, we expanded our focus to include the diabetic foot ulcer (“DFU”) indication.

In the case of DFUs, a non-healing assessment would provide the physician with an objective assessment to use an advanced wound care therapy on “Day One”, in seconds, as opposed to the current approach that involves waiting up to 30 days to see how the wound develops before making such clinical assessment.

For burn wounds, a non-healing assessment could aid the clinician in making an immediate and objective determination for appropriate candidates for surgery, as well as determining what specific areas of the burn wound will require excision and skin grafting. DeepView’s current accuracy for burn wounds is 92% for adults and 88% for pediatrics, compared with current physician accuracy of 50% to 75%, respectively, at best, according to industry literature.1 In addition, in head-to-head clinical trial evaluations, our DeepView System provided higher accuracy to “ground truth” on burn wound analysis than the accuracy of burn specialists, reporting at 70-80% accuracy, or non-burn specialist physicians, reporting at 50-60% accuracy.2 We have conducted three large clinical studies with multiple sites across the United States, enrolling 413 burn patients, including 329 adult and 84 pediatric patients. Through these studies, we were able to identify the burn assessment accuracy in both surgical and non-surgical treatment.

We have not generated any product revenue to date. We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds, including from agencies such as the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the HHS Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (the “NSF”), the National Institute of Health (the “NIH”) and the Defense Health Agency (the “DHA”). Since 2013, we have received approximately $279.0 million in funding commitments from government contracts, primarily from BARDA, which accounts for $271.9 million. This has allowed us to develop our technology and further our clinical trials.

[1]	Henk Hoeksema, Karlien Van de Sijpe, Thiery Tondu, Moustapha Hamdi, Koenraad Van Landuyt, Phillip Blondeel, Stan Monstrey, Accuracy of early burn depth assessment by laser Doppler imaging on different days post burn, Burns, Volume 35, Issue 1, 2009, Pages 36-45, ISSN 0305-4179. The above article was exploring laser doppler imaging as an objective technique to determine the depth of a burn wound and states “as has been demonstrated in several studies, a purely clinical, bedside evaluation of the burn depth in dermal burns is accurate only in about 50-75% of the cases.”
[2]	Rise of the (Learning) Machines: An Interim Analysis Assessing Burn Wound Healing; Jeffrey E. Carter, MD, FACS, et.al., https://clinicaltrials.gov/ct2/show/NCT05023135.

In September 2023, we executed our third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $149 million (the “PBS BARDA Contract”). This multi-year contract includes our initial award of nearly $55.0 million to support the clinical validation and FDA clearance of DeepView® for commercial marketing and distribution purposes. We are also currently completing our second contract with BARDA, referred to as the BARDA Burn II contract, which was signed in July 2019 and is due to be completed in July 2024. Under this contract, we expect to further the DeepView System design, refine the AI algorithm, and take the necessary steps to obtain FDA approval for our DeepView GEN 3 System. However, approval from the FDA or other regulatory agencies, foreign or domestic, cannot be guaranteed and may take longer than planned. In August 2022, we also received the Option 1B extension of the BARDA Burn II contract, which is valued at an additional $8.2 million, bringing the total funding received from Option 1 of the BARDA Burn II contract to $47.6 million, since July 2021, under Option 1A and 1B (including modification), to execute the adult and pediatric multi-center clinical training study. This grant funding is non-dilutive to our shareholders, and we believe it validates the important nature of our mission and technology.

In April 2023, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”), which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld DeepView (the “MTEC Agreement”). The MTEC Agreement extends the DHA Phase II contract for the development of the handheld device of the DeepView System. Under the terms of the MTEC Agreement, MTEC will pay us a firm fixed fee based upon our achievement of certain milestones described in the agreement through April 5, 2025. The milestone payment schedule is based on a three phased approach to the development of our handheld device. Phase 1 of the MTEC Agreement began in April 2023 and is scheduled to extend through at least July 2023 and is focused on the planning, design and testing of the handheld device for its intended applications. Phase 1 has a funding budget of $1.2 million. Once Phase 1 is completed, Phase 2 is intended to run through October 2024 and encompasses the development, design modification and build-out of the handheld device to the U.S. government standards as identified in the design and commercialization plans for the device. Phase 2 has a funding budget of $1.6 million. Phase 3 of the MTEC Agreement addresses the complete manufacturing of the device, the process validation of the production and completion of up to thirty handheld devices. Phase 3 begins following completion of Phase 2 and is intended to run through April 2025 with a funding budget of approximately $1.2 million.

We anticipate that the DeepView System will have two revenue streams, a SaMD (software as a medical device) model, and an imaging device component. The SaMD model applies a SaaS (software as a service) treatment for the DeepView System which will feature a software licensing fee that includes maintenance, image hosting, and access to algorithm updates. The proprietary imaging device accesses artificial intelligence algorithms and is a universal platform to house multiple clinical applications. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

Business Combination

On September 11, 2023, we consummated a business combination, pursuant to the business combination agreement dated April 11, 2023 (the “Business Combination Agreement”) by and among Spectral AI, Inc. (Previously, Rosecliff Acquisition Corp I (“Rosecliff”)), Ghost Merger Sub I (a wholly owned subsidiary of Rosecliff), Ghost Merger Sub II (a wholly owned subsidiary of Rosecliff) and Spectral MD Holdings, Ltd. (“Legacy Spectral”). Upon the closing of the Business Combination (the “Closing”), in sequential order: (a) Ghost Merger Sub I merged with and into Legacy Spectral, with Legacy Spectral continuing as the surviving company as our wholly owned subsidiary (the “Spectral Merger”) and then, (b) Legacy Spectral merged with and into Ghost Merger Sub II (the “SPAC Merger”, together with the Spectral Merger (the “Business Combination”)), with Ghost Merger Sub II (renamed Spectral MD Holdings LLC) surviving the SPAC Merger as our direct wholly-owned subsidiary. Upon the Closing, we changed our name from Rosecliff Acquisition Corp I to Spectral AI, Inc. (“Spectral AI”, the “Company” or the “Combined Company”). In addition, the Company cancelled the redeemable warrants that it issued to Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (the “Private Warrants”) in connection with the Company’s initial public offering on February 17, 2021 (the “Initial Public Offering”) at Closing, with the 8,433,333 redeemable warrants issued to the public in the Initial Public Offering (the “Public Warrants”) remaining outstanding.

Prior to the Business Combination, Rosecliff had 280,485 shares of Class A common stock, par value $0.0001 per share, issued and outstanding and held by public shareholders (the “Public Shares”) and 6,325,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding and held by the Sponsor (the “Sponsor Shares”). Upon the Closing, 5,445,000 of the Sponsor Shares were forfeited, in accordance with a letter agreement with the Sponsor, and the remaining 880,000 Sponsor Shares and 280,485 Public Shares, no longer designated Class A and Class B, were included in shares of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”).

Prior to the Business Combination, Legacy Spectral's shares of common stock, par value $0.001 per share (“Legacy Spectral Common Stock”) were listed on the AIM market on the London Stock Exchange (delisted on September 7, 2023). In September 2023, prior to the Closing, Legacy Spectral issued 7,679,198 shares of Legacy Spectral Common Stock to certain investors in a private placement, in exchange for $3.4 million (the “Equity Raise”).Upon the Closing, all of Legacy Spectral’s issued and outstanding 145,380,871 shares of Legacy Spectral Common Stock, including the shares from the Equity Raise, were exchanged for 14,094,450 shares of Company Common Stock at an exchange ratio of 10.31 (the “Exchange Ratio”), meaning that the Company issued one share of Company Common Stock in exchange for 10.31 shares of Legacy Spectral Common Stock.

On September 12, 2023, the Company began trading its shares of the Company Common Stock and the Public Warrants on the NASDAQ Capital Market (the “NASDAQ”) under the symbols “MDAI” and “MDAIW”, respectively. Prior to the Business Combination, the Company’s shares of Company Common Stock and Public Warrants were listed on the NASDAQ under the symbols “RCLF” and “RCLFW”, respectively.

In September 2023, prior to the Closing, Legacy Spectral issued 7,679,198 shares of Legacy Spectral Common Stock, which was converted to 744,667 shares of Company Common Stock based on the Exchange Ratio, for $3.4 million (the “Equity Raise”).

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations, Rosecliff, which is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Legacy Spectral has been treated as the accounting acquirer. This determination was primarily based on the following:

(i)	Legacy Spectral’s former shareholders has a majority of the voting power of Spectral AI;

(ii)	Legacy Spectral’s senior management comprises all of the senior management of Spectral AI;

(iii)	Legacy Spectral selected five of the six of the directors for the Board of Directors of Spectral AI;

(iv)	Legacy Spectral’s relative size of assets and operations compared to Rosecliff; and

(v)	Legacy Spectral’s operations comprised the ongoing operations of Spectral AI.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Legacy Spectral issued stock for the net assets of Rosecliff prior to the Closing. Upon the Closing, the net assets of Rosecliff are stated at fair value, with no goodwill or other intangible assets recorded. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Spectral at their historical cost as if Legacy Spectral is the predecessor to the Company. The unaudited condensed consolidated financial statements following the Closing reflect the results of the Combined Company’s operations.

Public Company Costs

Upon consummation of the Business Combination, Spectral AI has continued as an SEC-registered and NASDAQ-listed company. We expect to hire additional staff and implement new processes and procedures to address public company requirements in anticipation of and following the completion of the Business Combination. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, internal control compliance, and additional costs for investor relations, accounting, audit, legal and other functions.

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is a non-GAAP measure, as it is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net (loss) income, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on adopted non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

The following table sets forth these metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development revenue	$3,440	$7,038	$12,769	$19,272
Gross Profit	1,472	3,227	5,444	8,329
Gross margin	42.8%	45.9%	42.6%	43.2%
Operating loss	(4,166)	(251)	(10,055)	(878)
Net loss	(10,629)	(380)	(17,308)	(1,173)
Adjusted EBITDA	(3,885)	(4)	(9,073)	2

See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

Research and development revenue

We define research and development revenue as revenue generated from the research, testing and development of the DeepView System as utilized in connection with our burn indication. This research and development revenue reflects applied research and experimental development costs relating to our burn application as developed in connection with our BARDA, MTEC and DHA contracts.

Gross Profit and Gross Margin

We define gross profit as research and development revenue, less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue. Gross profit and margin can be used to understand our financial performance and efficiency and as we begin commercialization, it will allow investors to evaluate our pricing strategy and compare against our competitors. Our management uses these metrics to make strategic decisions, pricing decisions, identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Adjusted EBITDA

We define adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as net loss excluding income taxes, depreciation of property and equipment, net interest income, stock compensation, transaction costs and any non-operating financial income and expense. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Revenue Sources. As a pre-commercialization company, we currently generate revenue almost exclusively from two U.S. governmental agencies. We are highly dependent upon the continuation of the existing U.S. governmental contract awards, as well as future governmental procurement or other awards. Our operating results may not be comparable between periods as the timing and amount of awards or procurements from the U.S. government may be inconsistent with the timing of prior awards, and due to the phasing of the development study schedules. Our revenues may continue to be almost exclusively dependent upon the terms of those awards.

Gross Margin. As we begin commercial sales of the DeepView System, we may need to determine lower pricing and incentives to accelerate adoption and implementation of the DeepView System, which may negatively impact future revenue and gross margin percentages.

Managing our Supply Chain. We are reliant on contract manufacturers and suppliers to produce our components. While we have not been subject to any disruptions in our current production, there remain global supply chain challenges and logistics constraints, including component shortages, which may cause delays in critical components and inventory, longer lead times, increased costs and delays in product shipments. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we do not maintain sole-source suppliers, there is a concentration of suppliers which could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

Components of Consolidated Statements of Operations

Research and Development Revenue

Our primary source of revenue is research and development revenue. Currently, we are highly dependent upon the reimbursements from BARDA for the burn diagnostic testing of our DeepView System. Our research and development revenue is affected by the amount of research and development that is expended each month with respect to our contract with BARDA and other U.S. governmental contract awards. During 2023, we received a grant under the MTEC Agreement which we earn based on the achievement of milestones. Our revenue growth is dependent on a number of factors including expanding the research and development expense under the BARDA contract, research and development reimbursed expenses relating to other contract awards from U.S. governmental agencies and the intended future commercial sales of our DeepView System.

Cost of Revenue

Our cost of revenues consists primarily of direct and indirect costs associated with the research and development expenses relating to the BARDA and MTEC contracts. Our revenue costs are affected by the extent of research and development expenses as well as expansion of work on other U.S. governmental projects and the expanded applications for our DeepView System.

Gross Profit

Gross profit may vary from period-to-period and is primarily affected by the current reimbursement rates under the BARDA contract and other U.S. governmental contract awards, as well as the percentage of revenue related to the BARDA contract as compared to the MTEC project. These reimbursement rates are fixed under each contact award. Our gross profit represents this reimbursement rate plus a variable component relating to non-reimbursed expenses incurred in connection with the work completed on these contracts.

Operating Costs and Expenses

Operating costs and expenses consist of general and administrative expense. These expenses primarily relate to salaries and related costs of our organization’s support and operations staff, consulting fees, rent, insurance and office expenses, and our non-revenue generating research and development expenses, primarily related to salaries and related costs and consulting fees.

Other income (expense)

Other income (expense) primarily consists of transaction costs, primarily related to the Business Combination, net interest income, change in fair value of warrant liabilities and foreign exchange transaction gains/losses. Historic foreign exchange transaction loss primarily relates to changes in the exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development revenue	$3,440	$7,038	$12,769	$19,272
Cost of revenue	(1,968)	(3,811)	(7,325)	(10,943)
Gross profit	1,472	3,227	5,444	8,329

Operating costs and expenses:
General and administrative	5,638	3,478	15,499	9,207
Total operating costs and expenses	5,638	3,478	15,499	9,207
Operating loss	(4,166)	(251)	(10,055)	(878)

Other income (expense):
Net interest income	42	2	128	1
Change in fair value of warrant liability	1,069	22	1,004	50
Foreign exchange transaction loss	(24)	(51)	(11)	(255)
Transaction costs	(7,604)	-	(8,342)	-
Other income	-	(17)	-	-
Total other expense, net	(6,517)	(44)	(7,221)	(204)

Loss before income taxes	(10,683)	(295)	(17,276)	(1,082)
Income tax benefit (provision)	54	(85)	(32)	(91)
Net loss	$(10,629)	$(380)	$(17,308)	$(1,173)

Research and development revenue

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except percentages)
Research and development revenue	$3,440	$7,038	$(3,598)	(51.1)%	$12,769	$19,272	$(6,503)	(33.7)%

Research and development revenue decreased by 51.1% and 33.7%, respectively, or approximately $3.6 million and $6.5 million, respectively, for the three and nine months ended September 30, 2023, as compared to the comparable periods in 2022, primarily due to decreased research and development work performed pursuant to the BARDA Burn II contract as clinical trials under this contract were nearing completion. New patient enrollments in our BARDA clinical study decreased in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as the Company is completing enrollment and transitioning to the closeout phase of the study.

For the three and nine months ended September 30, 2023 and 2022, the Company’s revenues disaggregated by the major sources was as follows:

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except percentages)
BARDA	$3,055	$6,903	$(3,848)	(55.7)%	$12,018	$18,866	$(6,848)	(36.3)%
Other U.S. governmental authorities	385	135	250	185.2%	751	406	345	85.0%
Total research and development revenue	$3,440	$7,038	$(3,598)	(51.1)%	$12,769	$19,272	$(6,503)	(33.7)%

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except percentages)
Cost of revenue	$1,968	$3,811	$(1,843)	(48.4)%	$7,325	$10,943	$(3,618)	(33.1)%
Gross profit	1,472	3,227	(1,755)	(54.4)%	5,444	8,329	(2,885)	(34.6)%
Gross margin	42.8%	45.9%			42.6%	43.2%

Cost of revenue for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 decreased by 48.4% and 33.1%, respectively, or approximately $1.8 million and $3.6 million, respectively, primarily due to decreased activity to fulfill our U.S. governmental contracts, which is consistent with decreased research and development revenue.

Gross margin for the three months ended September 30, 2023 decreased 3.1% as compared to the comparable period in 2022 primarily due to beginning the MTEC contract, which has a lower gross margin, during 2023. Gross margin was relatively consistent for nine months ended September 30, 2023, as compared to the comparable periods in 2022.

General and Administrative Expense

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except percentages)
General and administrative expense	$5,638	$3,478	$2,160	62.1%	$15,499	$9,207	$6,292	68.3%

General and administrative expense increased by 62.1% and 68.3%, respectively, or approximately $2.2 million and $6.2 million, respectively, for the three and nine months ended September 30, 2023, as compared to the comparable periods in 2022. The increase was primarily due to an increase in our administrative staffing since 2022. Our headcount grew from 63 employees as of September 30, 2022 to 83 full-time employees as of September 30, 2023 resulting in an increase in general and administrative expense of approximately $0.7 million and $3.5 million, respectively, for the three and nine months ended September 30, 2023. Additionally, non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees, have increased by approximately $1.2 million and $2.8 million, respectively, in the three and nine months ended September 30, 2023 compared to the comparable periods in 2022.

Other income (expense)

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2023	2022		$2023	2022	$
	(In thousands, except percentages)
Net interest income	$42	$2	$40	$128	$1	$127
Change in fair value of warrant liability	1,069	22	1,047	1,004	50	954
Foreign exchange transaction loss	(24)	(51)	27	(11)	(255)	244
Transaction costs	(7,604)	-	(7,604)	(8,342)	-	(8,342)
Other income	-	(17)	17	-	-	-
Total other expense, net	$(6,517)	$(44)	$(6,473)	$(7,221)	$(204)	$(7,017)

Net interest income for the three and nine months ended September 30, 2023 primarily relates to cash interest received by us from our deposit accounts.

Change in fair value of warrant liability increased by approximately $1.0 million for each of the three and nine months ended September 30, 2023, as compared to the comparable period in 2022. The income during the three and nine months ended September 30, 2023, was primarily due to the decrease in the fair value of the Public Warrants from the closing of the Business Combination to September 30, 2023.

Foreign exchange transaction loss for the three and nine months ended September 30, 2022 relates to the decreased exchange rate between the U.S. dollar and the British pound sterling during the third quarter of 2022 for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK. Foreign exchange transaction loss for the three and nine months ended September 30, 2023 is immaterial due to much lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling.

Transaction costs for the three and nine months ended September 30, 2023 primarily relate to non-recurring legal, accounting and consulting costs expended for the Business Combination.

Non-GAAP Financial Measures

We use Adjusted EBITDA as a non-GAAP metric when measuring performance, including when measuring current period results against prior periods’ Adjusted EBITDA. This non-GAAP financial measure should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that it fails to address.

Because of their non-standardized definitions, non-GAAP measures (unlike GAAP measures) may not be comparable to the calculation of similar measures of other companies. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Supplemental non-GAAP measures are presented solely to permit investors to more fully understand how Spectral AI’s management assesses underlying performance.

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding income taxes, depreciation of property and equipment, net interest income, stock compensation, transaction costs and any non-operating financial income and expense.

The following table presents our Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(10,629)	$(380)	$(17,308)	$(1,173)
Adjust:
Depreciation expense	2	-	7	6
Provision for income taxes	(54)	85	32	91
Net interest income	(42)	(2)	(128)	(1)
EBITDA	(10,723)	(297)	(17,397)	(1,077)
Additional adjustments:
Stock-based compensation	279	247	975	874
Change in fair value of warrant liability	(1,069)	(22)	(1,004)	(50)
Foreign exchange transaction gain	24	51	11	255
Transaction costs	7,604	-	8,342	-
Other income	-	17	-	-
Adjusted EBITDA	$(3,885)	$(4)	$(9,073)	$2

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023 we had approximately $7.3 million in cash, and an accumulated deficit of approximately $29.2 million.

We have historically funded our operations through the issuance of notes and the sale of preferred stock and common stock. Together with the new PBS BARDA Contract, executed in September 2023, for a total value of up to $149 million, our total potential support from BARDA is nearly $250 million if all future options are executed. The base phase of the PBS BARDA Contract, valued at $55 million, was exercised concurrently with the contract award in September 2023. To date, for our 2013 and 2019 BARDA contracts, we have committed funding of $101 million of which we have received $99 million. In April 2023, we received a $4.0 million grant under the MTEC Agreement. See “Research and Development Revenue” above. With the PBS BARDA Contract and the MTEC Agreement, the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, we expect to incur additional costs as a result of operating as a U.S. public company. There can be no assurance that we will be successful in raising any additional capital. If additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(10,865)	$(863)
Net cash provided by (used in) financing activities	4,039	(651)

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by approximately $10.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily driven by (a) increased spending on general and administrative expenses of approximately $3.5 million for our increased staff and approximately $2.8 million for our higher non-revenue generating research and development costs, (b) decreased gross profit of approximately $2.9 million from less research and development work performed pursuant to the BARDA Burn II contract as clinical trials under this contract were nearing completion, partially offset by cash receipts in excess of cash payments, and (c) cash paid for transaction costs for the Business Combination of $1.0 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities increased approximately $4.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily attributable to the proceeds of $3.4 million from the Equity Raise and operating cash received upon closing of the Business Combination of $0.7 million.

Current Indebtedness

In September 2023, we entered into a financing arrangement for a portion of our insurance premium for approximately $0.6 million (the “Note”). The Note bears interest at 8.6% per annum and is payable in equal monthly payments of principal and interest, maturing in June 2024. As of September 30, 2023, we owed $0.6 million for the Note.

Related Party Transactions

For the nine months ended September 30, 2023 and 2022, we did not have any transactions with related parties.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Legacy Spectral’s Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies for the years ended December 31, 2022 and 2021 included in the Prospectus.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting standards and recently issued accounting standards as of the dates of the statement of financial position included in this Form 10-Q.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply more promptly with new or revised accounting pronouncements as of public company effective dates.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, credit and inflation risks.

Interest Rate Sensitivity

We maintain a large amount of our assets in cash. Our cash is held primarily in cash deposits. The fair value of our cash would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Additionally, changes to interest rates will impact on the cost of any future borrowings. With respect to our current borrowings, the interest rate on the Note for insurance premiums is fixed. Changes in prevailing interest rates could have a material impact on our results of operations.

Foreign Currency Risk

Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and UK, with an insignificant portion of expenses incurred in our wholly owned subsidiaries in the UK and denominated in British pound sterling.

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and accounts receivable. The vast majority of our cash is held in U.S. financial institutions which, at times, exceed federally insured limits. We have not recognized any losses from credit risks on such accounts. We believe we are not exposed to significant credit risk on cash.

Additional credit risk is related to our concentration of receivables and revenues. One customer (which is a U.S. government agency) represents the majority of our research and development revenue and accounts receivable.

Inflation Risk

The recent increase in inflation partially contributed to the increase in the cost of our research and development as well as operating costs. If the cost of our products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressure may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expense. As a result, our inability to quickly respond to inflation could harm our cash flows and results of operations in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of September 30, 2023. In connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the accounting for complex equity arrangements, and in the design and operation of internal controls involving accruals and unbilled revenue.

Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP

Remediation Plan for Material Weaknesses

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weaknesses, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These efforts include:

●	engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;

●	strengthening, formalizing, documenting and testing accounting processes and internal controls, specifically regarding accrued expenses and contract reviews; and

●	engaging consultants to provide additional technical accounting expertise.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist.

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in the Registration Statement on Form S-4 filed with the SEC on May 2, 2023, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in the Registration Statement on Form S-4 filed with the SEC on May 2, 2023, as amended, except as listed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business. In the future, our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. In addition, we are required, pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, as amended (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. In connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the accounting for complex equity arrangements, and in the design and operation of internal controls involving accruals and unbilled revenue.

We have implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting to remediate these material weaknesses. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, and engaging financial consultants to enable the implementation of internal control over financial reporting. We expect to incur additional costs to remediate the control deficiencies identified, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the National Association of Securities Dealers Automated Quotations (“NASDAQ”), the SEC or other regulatory authorities. Our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls, procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of April 11, 2023, by and among Rosecliff Acquisition Corp I, Ghost Merger Sub I Inc., Ghost Merger Sub II and Spectral MD Holdings Ltd. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
10.1*	Agreement, dated September 27, 2023, by and between Spectral MD, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10 of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer)
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer)
32**	18 U.S.C. Section 1350 Certification
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRAL AI, INC.

Date: November 14, 2023	By:	/s/ Wensheng Fan
	Name:	Wensheng Fan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Nils Windler
	Name:	Nils Windler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)