Form 10-Q
period 2024-03-31
Spectral AI, Inc.
filed 2024-05-09
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:

SPECTRALAI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3987148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue,
Suite 1000

Dallas, Texas 75201

(Address of principal executive offices)

(972) 685-1260

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2024, there were 17,482,333 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$10,157	$4,790
Accounts receivable, net	1,828	2,346
Inventory	228	230
Deferred offering costs	-	283
Prepaid expenses	1,581	1,452
Other current assets	1,090	801
Total current assets	14,884	9,902

Non-current assets:
Property and equipment, net	9	12
Right-of-use assets	590	778
Total Assets	$15,483	$10,692

Commitments and contingencies (Note 8)

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,306	$2,683
Accrued expenses	3,818	4,300
Deferred revenue	2,177	2,311
Lease liabilities, short-term	660	853
Notes payable	218	436
Notes payable - at fair value	4,534	-
Notes payable - related party	1,000	-
Warrant liabilities	1,798	1,818
Total current liabilities	17,511	12,401
Total Liabilities	17,511	12,401

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 17,482,333 and 16,294,935 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	33,953	31,065
Accumulated other comprehensive income	10	12
Accumulated deficit	(35,993)	(32,788)
Total Stockholders’ Equity (Deficit)	(2,028)	(1,709)
Total Liabilities and Stockholders’ Equity (Deficit)	$15,483	$10,692

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Research and development revenue	$6,326	$5,078
Cost of revenue	(3,381)	(2,897)
Gross profit	2,945	2,181

Operating costs and expenses:
General and administrative	5,088	5,079
Total operating costs and expenses	5,088	5,079
Operating loss	(2,143)	(2,898)

Other income (expense):
Net interest income	14	44
Borrowing related costs	(276)	-
Change in fair value of warrant liability	20	16
Change in fair value of notes payable	66	-
Foreign exchange transaction gain (loss), net	(16)	13
Other expenses, including transaction costs	(848)	(738)
Total other expense, net	(1,040)	(665)

Loss before income taxes	(3,183)	(3,563)
Income tax provision	(22)	(46)
Net loss	$(3,205)	$(3,609)
Net loss per share of common stock
Basic and Diluted	$(0.19)	$(0.27)
Weighted-average common shares outstanding
Basic and Diluted	16,560,298	13,190,600

Other comprehensive income:
Foreign currency translation adjustments	$(2)	$1
Total comprehensive loss	$(3,207)	$(3,608)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	16,294,935	$2	$31,065	$12	$(32,788)	$(1,709)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,953	$10	$(35,993)	$(2,028)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022, after effect of Business Combination	13,170,148	$1	$23,929	$-	$(11,934)	$11,996
Stock-based compensation	18,186	-	300	-	-	300
Stock option exercises	10,129	-	-	-	-	-
Cumulative translation adjustment	-	-	-	1	-	1
Net loss	-	-	-	-	(3,609)	(3,609)
Balance at March 31, 2023	13,198,463	$1	$24,229	$1	$(15,543)	$8,688

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,205)	$(3,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3	2
Stock-based compensation	283	300
Amortization of right-of-use assets	188	173
Change in fair value of warrant liabilities	(20)	(16)
Change in fair value of notes payable	(66)	-
Costs from issuance of common stock	147	-
Changes in operating assets and liabilities:
Accounts receivable	518	410
Inventory	2	-
Unbilled revenue	-	230
Prepaid expenses	(129)	(128)
Other assets	(289)	(12)
Accounts payable	697	(741)
Accrued expenses	(482)	(271)
Deferred revenue	(134)	-
Lease liabilities	(193)	(93)
Net cash used in operating activities	(2,680)	(3,755)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,667	-
Proceeds from notes payable	4,600	-
Proceeds from notes payable - related party	1,000	-
Payments for notes payable	(218)	(104)
Net cash provided by (used in) financing activities	8,049	(104)
Effect of exchange rate changes on cash	(2)	1
Net increase (decrease) in cash	5,367	(3,858)
Cash, beginning of period	4,790	14,174
Cash, end of period	$10,157	$10,316

Supplemental cash flow information:
Cash paid for interest	$-	$(2)
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On September 11, 2023, the Company consummated a business combination (the “Business Combination”), pursuant to the business combination agreement dated April 11, 2023 by and among the Company, Ghost Merger Sub I, a Delaware Corporation, Ghost Merger Sub II, a Delaware corporation and Spectral MD Holdings, Ltd., a Delaware corporation incorporated on March 9, 2009 and headquartered in Dallas, Texas (“Legacy Spectral”). Upon closing of the Business Combination (the “Closing”), in sequential order: (a) Ghost Merger Sub I merged with and into the Legacy Spectral, with Legacy Spectral continuing as the surviving company as a wholly owned subsidiary of the Company (the “Spectral Merger”) and then, (b) Legacy Spectral merged with and into Ghost Merger Sub II (renamed Spectral MD Holdings LLC) (the “SPAC Merger”, together with the Spectral Merger (the “Business Combination”)), with Ghost Merger Sub II surviving the SPAC Merger as a direct wholly-owned subsidiary of the Company. See Note 3. Upon the Closing, the Company changed its name from Rosecliff Acquisition Corp I to Spectral AI, Inc.

In conjunction with the Business Combination, the Company cancelled the redeemable warrants that it issued to Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), in a private placement in connection with the Company’s initial public offering on February 17, 2021 (the “Initial Public Offering”) at Closing, but the 8,433,333 redeemable warrants issued to the public in the Initial Public Offering (the “Public Warrants”) remain outstanding.

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

Prior to the Business Combination, Legacy Spectral’s shares of common stock, par value $0.001 per share (“Legacy Spectral Common Stock”) were listed on the AIM market on the London Stock Exchange (delisted on September 7, 2023). In September 2023, prior to the Closing, Legacy Spectral issued 7,679,198 shares of Legacy Spectral Common Stock to certain investors in a private placement, in exchange for $3.4 million (the “Equity Raise”). Upon the Closing, all of Legacy Spectral’s issued and outstanding 145,380,871 shares of Legacy Spectral Common Stock, including the shares from the Equity Raise, were exchanged for 14,094,450 shares of Company Common Stock at an exchange ratio of 10.31 (the “Exchange Ratio”), meaning that the Company issued one share of Company Common Stock in exchange for 10.31 shares of Legacy Spectral Common Stock.

On September 12, 2023, the Company began trading the Company Common Stock and the Public Warrants on the NASDAQ Capital Market (“NASDAQ”) under the symbols “MDAI” and “MDAIW”, respectively. Prior to the Business Combination, the Company’s shares of Company Common Stock and Public Warrants were listed on the NASDAQ under the symbols “RCLF” and “RCLFW”, respectively.

Nature of Operations

Spectral AI is devoting substantially all of its efforts towards research and development of its DeepView® Wound Imaging System, currently focused on burn wounds and diabetic foot ulcer (“DFU”) indications, specifically engineered to allow physicians to make a more accurate, timely and informed decision for treatment options. The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

In September 2023, the Company executed its third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial development and distribution purposes. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval.

In April 2023, the Company received a $4.0 million grant from MTEC for a project that is expected to be completed by April 2025 (the “MTEC Agreement”). The MTEC Agreement is for the development of a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device.

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, Inc., a Delaware corporation (“Spectral IP”), to be utilized to advance artificial intelligence intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

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

Liquidity

As of March 31, 2024 and December 31, 2023, the Company had approximately $10.2 million and $4.8 million, respectively, in cash, and an accumulated deficit of $36.0 million and $32.8 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had approximately $5.8 million and $0.4 million, respectively, in notes payable and no long-term debt as of either period.

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross proceeds of newly issued shares of the Company’s Common Stock (the “ELOC”).

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million in shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $4.6 million, which is the $5.0 million Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $3.16, the second Pre-Paid Advance shall be in a principal amount of $5.0 million and advanced two business days following the later of the registration statement registering the resale of the shares of Common Stock issuable under the SEPA being declared effective and shareholder approval to exceed the 19.99% threshold of the aggregate number of shares of Company Common Stock issued pursuant to the SEPA (the “Exchange Cap”) (the “Second Pre-Advance Closing”), and the third Pre-Paid Advance shall be in a principal amount of $2.5 million and advanced sixty days following the Second Pre-Advance Closing. In connection with the execution and delivery of the SEPA, the Company is authorized to drawdown an additional $3.0 million from the ELOC prior to utilizing the SEPA. The effective date of the registration statement was April 18, 2024. The shareholder vote is expected on May 14, 2024.

In March 2024, the Company received an additional $0.5 million award from the Defense Health Agency to further the development related to the MTEC Agreement.

With the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”).

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Legacy Spectral was determined as the accounting acquirer and the Company as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Spectral issued stock for the net assets of the Company. Upon the Closing, the net assets of the Company are stated at fair value, with no goodwill or other intangible assets recorded. See Note 3 – Recapitalization.

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

All historical financial information presented in the condensed consolidated financial statements represents the accounts of Legacy Spectral at their historical values as if Legacy Spectral is the predecessor to the Company. The condensed consolidated financial statements following the Closing reflect the results of the combined entity’s operations.

All issued and outstanding shares of Legacy Spectral Common Stock and warrants, stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) of Legacy Spectral and the per share amounts contained in the condensed consolidated financial statements for the periods presented prior to the Closing have been retroactively restated to reflect the Exchange Ratio (as defined in Note 1).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral DeepView Limited, and Spectral IP. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, warrant liabilities, the fair value of short term notes payable, fair value of the B. Riley and Yorkville derivative instruments, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets, and income tax valuation allowances. Actual results could differ from these estimates.

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

Accounts Receivable, Net and Unbilled Revenue

Accounts receivable represent amounts due from US government agencies pursuant to research and development contracts associated with the Company’s DeepView® System.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts as of March 31, 2024 and December 31, 2023.

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

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2024 and December 31, 2023, receivables were concentrated from one customer (which is a US. Government agency) representing 98% and 92% of total net receivables, respectively.

One customer (which is a U.S. government agency) accounted for 96% for the three months ended March 31, 2024 and 97% for the three months ended March 31, 2023 of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company did not have write-downs for obsolete inventory.

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

Foreign Currency

The reporting currency for the condensed consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly-owned subsidiaries Spectral MD Holdings LLC, Spectral MD, Inc., and Spectral IP is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The functional currency of Spectral DeepView Limited is its local currency, the Euro. The assets and liabilities of Spectral MD UK and Spectral DeepView Limited, are translated into US. Dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable reporting period. Translation adjustments are included in Accumulated other comprehensive income as a component of stockholders’ equity. As of March 31, 2024 and March 31, 2023, the Company’s translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the US dollar are translated at exchange rates in effect at the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended March 31, 2024 the Company recorded approximately $16,000 of net foreign exchange transaction losses. For the three months ended March 31, 2023, the Company recorded approximately $13,000 of net foreign exchange transaction gains primarily related to one of the Company’s bank accounts being denominated in British Pounds and certain accounts payable denominated in British Pounds.

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

Purchased assets that are not yet in service are recorded to construction-in-process and no depreciation expense is recorded. Once they are placed in service, they are reclassified to the appropriate asset class. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operation and comprehensive loss. Expenditures for maintenance and repairs are expensed as incurred.

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

During the three months ended March 31, 2024 and 2023, the Company did not have any financing leases.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which have an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s Common Stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. As of March 31, 2024, there are 8,433,333 Public Warrants Outstanding. Each warrant entitles the registered holder to purchase one share of Company Common Stock at an exercise price of $11.50 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Company Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“SP Angel Warrants”). In conjunction with the Business Combination, the SP Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of March 31, 2024, there are 73,978 SP Angel Warrants to purchase Company Common Stock outstanding.

The Company accounts for its Public Warrants and the SP Angel Warrants as derivative liabilities. Accordingly, the Company recognizes the instruments as liabilities at fair value, determined using the closing price of the observable market quote in an active market (the NASDAQ) for the Public Warrants and the Black-Scholes option-pricing model for the SP Angel Warrants, and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, redeemed or expired, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations within other income (expense).

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

The MTEC Agreement provides for installment payments after the completion of milestone events. The installment payments are considered variable consideration as the entitlement depends on successful completion of research. However, the payments are not constrained from inclusion in the transaction price as it is not probable that a significant reversal of cumulative revenue will be reversed when the underlying uncertainty is resolved. Revenue for the MTEC Agreement is recognized over time based upon the cost-to-cost measure of progress, using this input method to measure progress as the customer has the benefit of access to the development research under these projects and therefore benefits from the Company’s performance incrementally as research and development activities occur under each project. The Company measures progress of performance by comparing the actual costs incurred to-date to the total estimated cost of the project. The Company will adjust the measure of progress at the end of each reporting period and reflect any changes to the estimated cost of the project on a prospective basis.

The Company elected the practical expedient not to adjust the transaction price for the effects of a significant financing component as the period between performance (satisfaction of a performance obligation) and payment is one year or less. Payments from customers are generally received within 30 days of when the invoice is sent.

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the three months ended March 31, 2024 and 2023, research and development expense was $4.3 million and $4.0 million, respectively, of which $3.4 million and $2.9 million, respectively, is related to the combined BARDA and MTEC contracts and included in cost of revenue and $0.9 million and $1.1 million, respectively, is included in general and administrative expenses.

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options and RSUs based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The fair value of RSUs with market based vesting conditions were determined using a Monte-Carlo Simulation to reflect the effects of the market conditions. The assumptions used in calculating the fair value of the Company’s stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options and RSUs over the requisite service period. Forfeitures are recorded as they occur. Compensation previously recorded for unvested equity awards that are forfeited is reversed upon forfeiture. The Company expenses stock-based compensation to employees over the requisite service period, on a straight-line basis, based on the estimated grant-date fair value of the awards. For RSUs with market-based conditions, compensation is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of March 31, 2024 and December 31, 2023 that qualify for either recognition or disclosure in the condensed consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed consolidated statements of operations. The Company did not have any interest and penalties during the three months ended March 31, 2024 and 2023 and did not have any interest or penalties accrued as of March 31, 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as it intends to indefinitely reinvest undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity.

Recently Adopted Accounting Standards

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, which was subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU No. 2019-11, ASU No. 2020-03, and ASU No. 2022-02. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. This standard requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this standard on January 1, 2023, with no impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this standard on January 1, 2024, with no impact on its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2024, with no impact on its condensed consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) — Common Control Arrangements, which require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset. It also requires such leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to entity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2024, with no impact on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC’s regulations. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective and does not expect ASU 2023-06 to have a material impact on the condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning after January 1, 2025. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires more detailed income tax disclosures, requiring entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This update will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements and disclosures.

3. RECAPITALIZATION

As discussed in Note 1, on September 11, 2023, the Company consummated the Business Combination, with Legacy Spectral surviving the merger as a wholly-owned subsidiary of the Company.

On the date of the Business Combination, the Company recorded net liabilities of $2.4 million, with an offsetting decrease to additional paid-in capital. The following table provides the elements of the Business Combination:

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

The Company recorded transaction costs, consisting of legal, accounting and other professional services incurred by Legacy Spectral related to the Business Combination, of $7.6 million (the “Transaction Costs”), in other income (expense) in the consolidated statement of operations for the year ended December 31, 2023 and no costs were capitalized. As of March 31, 2024, $0.8 million of the Transaction Costs are included in accounts payable and $0.5 million are included in accrued expenses. During the year ended December 31, 2023, the Company paid $1.9 million of Transaction Costs in cash and issued 966,667 shares of Company Common Stock with a fair value of $4.4 million.

Prior to the Business Combination, the Company incurred $0.7 million of transaction costs, included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2023, for professional services incurred by Legacy Spectral that were related to potential business combinations that did not occur.

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair value measured as of March 31, 2024
	Fair value at March 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,798	$1,771	$-	$27
Short-term notes payable – Yorkville	4,534	-	-	4,534
	$6,332	1,771	-	$4,561

	Fair value measured as of December 31, 2023
	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,818	$1,771	$-	$47

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2024.

Fair values of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt (other than the notes payable with Yorkville) are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The SP Angel Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The following table presents changes in Level 3 warrant liabilities measured at fair value for the three months ended March 31, 2024 and 2023 (in thousands):

Balance – January 1, 2024	$47
Change in fair value	(20)
Balance – March 31, 2024	$27

Balance – January 1, 2023	$129
Change in fair value	(16)
Balance – March 31, 2023	$113

Both observable and unobservable inputs were used to determine the fair value of warrants that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following table provides quantitative information regarding Level 3 warrant liability fair value measurements inputs at their measurement:

	March 31,	December 31,
	2024	2023

Strike price (per share)	$7.32	$7.32
Contractual term (years)	3.2	3.5
Volatility (annual)	65.6%	71.2%
Risk-free rate	4.4%	4.0%
Dividend yield (per share)	0.0%	0.0%

Valuation of short-term notes payable – Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on March 20, 2024 (see Note 7). The estimate of the fair value as of March 31, 2024 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market.

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses as a component of other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss under change in fair value of debt, with the exception of changes due to the Company’s credit risk, which are presented as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common stock price.

The following table provides a rollforward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs:

Liabilities:
Balance as of December 31, 2023	$-
Addition of short-term notes payable	4,600
Fair value adjustment	(66)
Balance as of March 31, 2024	$4,534

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

March 31,
2024

Expected term (years)	0.34
Volatility (annual)	80.3%
Risk-free rate	5.36%

Valuation of forward options in B. Riley ELOC and Yorkville SEPA

The B. Riley ELOC and Yorkville SEPA are accounted for as derivatives and will be recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2024, the Company determined there were immaterial changes in derivative liability fair value related to the B. Riley ELOC the Yorkville SEPA. The Company recognized no change in derivative liability fair value for the three months ended March 31, 2024.

5. RESEARCH AND DEVELOPMENT REVENUE

For the three months ended March 31, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
BARDA	$6,101	$4,943
Other U.S governmental authorities	225	135
Total revenue	$6,326	$5,078

The following table presents the activity in the Company’s contract liabilities during the three months ended March 31, 2024 (in thousands):

	December 31, 2023 Balance	Additions	Reductions	March 31, 2024 Balance

Contract liabilities:
Deferred revenue	$2,311	$572	$(706)	$2,177
Total contract liabilities	$2,311	$572	$(706)	$2,177

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Salary and wages	$2,157	$1,910
Operating expenses	1,060	1,563
Benefits	563	720
Taxes	38	107
Total accrued expenses	$3,818	$4,300

7. NOTES PAYABLE

The Company entered into the Yorkville Convertible Notes, the Related Party Note, and financing arrangements for a portion of its Directors and Officers insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Three Months Ended March 31,		March 31,	December 31,
	Financed	Interest Rate	2024	2023	2024	2023

Yorkville Convertible Notes	$5,000	0.0%	$-	$-	$4,534	$-
Related Party Note	1,000	8.0%	-	-	1,000	-
2023 Insurance Note	631	8.6%	218	-	218	436
2022 Insurance Note	376	6.7%	-	104	-	-
			$218	$104	$5,752	$436

Yorkville Convertible Notes

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. The second Pre-Paid Advance shall be in a principal amount of $5.0 million and advanced two business days following the later of the registration statement registering the resale of the shares of Common Stock issuable under the SEPA being declared effective and shareholder approval to exceed the 19.99% threshold of the aggregate number of shares of Common Stock (the “Exchange Cap”) issued pursuant to the SEPA with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note (the “Second Pre-Advance Closing”), and the third Pre-Paid Advance shall be in a principal amount of $2.5 million and advanced sixty days following the Second Pre-Advance Closing with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. The Company received a deferment on the repayment of the first Pre-Paid Advance until May 17, 2024.

As the SEPA is an equity-linked contract that does not qualify for equity classification, any expenses incurred will be recognized in the consolidated statements of operations and comprehensive loss within transaction costs. For the three months ended March 31, 2024, the Company recognized $0.3 million in issuance costs related to the SEPA.

The Company also incurred costs related to issuance of the convertible notes which are recognized in borrowing related costs within other income (expense) in the consolidated statements of operations and comprehensive loss. Borrowing related costs incurred for the three months ending March 31, 2024 were $0.3 million.

Related Party Note

On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its health care related artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, at an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

Insurance Notes

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

During 2023, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease that expired in March 2024. The lease has been excluded from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows used in operating leases	$210	$115
Right-of-use assets exchanged for operating lease liabilities	$-	$-
Weighted average remaining lease term (in years)	0.8	1.2
Weighted average discount rate	8.5%	8.5%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating leases
Operating lease cost	$205	$194
Variable lease cost	105	59
Operating lease expense	310	253
Short-term lease rent expense	42	-
Total rent expense	$352	$253

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking, and property taxes under an office space lease.

As of March 31, 2024, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Remaining period ended December 31, 2024	$683
Total	683
Less: imputed interest	(23)
Operating lease liabilities	$660

10. STOCKHOLDERS’ EQUITY

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross proceeds of newly issued shares of the Company’s Common Stock (the “ELOC”). During the three months ended March 31, 2024 the Company issued 1,187,398 shares to B. Riley under the ELOC for $2.7 million in aggregate gross proceeds. During the three months ended March 31, 2024, the Company recognized $0.4 million of related stock issuance costs and $0.1 million of service fee costs which are included in transaction costs within the condensed consolidated statements of operations and comprehensive loss.

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

2018 Long Term Incentive Plan

On July 24, 2018, Legacy Spectral’s Board of Directors adopted the 2018 Long Term Incentive Plan (the “2018 Plan”) which permits granting of incentive stock options (which must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. Pursuant to the 2018 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by Legacy Spectral’s Board of Directors. As of March 31, 2024, 3,526,200 shares of common stock were authorized for issuance under the 2018 Plan, of which 193,889 remain available for issuance.

2022 Long Term Incentive Plan

On September 27, 2022, Legacy Spectral’s stockholders approved the adoption of the 2022 Long Term Incentive Plan (the “2022 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. Pursuant to the 2022 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by Legacy Spectral’s Board of Directors. As of March 31, 2024, under the 2022 Plan, 88,749 shares of common stock were issuable upon exercise of outstanding options and 508,197 restricted stock units (“RSUs”) were issuable. Under the 2022 Plan, 1,342,918 shares remain available for issuance through grants of future options. RSUs awarded under the 2022 Plan for the purchase of common stock will vest based on continued service which is generally three years or based on the achievement of market terms as set forth in the individual awards. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The 2022 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2022 Plan, and the Compensation Committee has from time-to-time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

Restricted Stock Units

On January 3, 2024, pursuant to the 2022 Plan, the Company granted its then-CFO a market condition RSU of up to 150,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.4 million using a Monte Carlo simulation model. The RSUs under this market-based award will vest partially based on achievement of stock price targets of the Company’s common stock. 50,000 RSUs vest when the 180-day VWAP meets or exceeds $8.00 per share, 50,000 RSUs vest when the 180-day VWAP meets or exceeds $12.00 per share, and 50,000 RSUs are not market-based and will vest over the continued service period of three years. These market-based conditions must be met in order for portions of the RSU award to vest, and it is therefore possible that certain awards ultimately would not vest. The grant date fair value of each RSU grant is expensed over the requisite service period. Compensation expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

On February 29, 2024, pursuant to the 2022 Plan, the Company granted both its CFO and CEO awards of RSUs up to 150,000 shares of the Company’s common stock. The awards had a grant date fair value of approximately $0.6 million using a Monte Carlo simulation model. The portion of RSUs that are market-based awards will vest partially based on achievement of stock price targets of the Company’s common stock. 37,500 RSUs vest when the 180-day VWAP meets or exceeds $8.00 per share, 37,500 RSUs vest when the 180-day VWAP meets or exceeds $10.00 per share. The market-based conditions must be met in order for the market-based portion of the RSU awards to vest, and it is therefore possible that certain awards ultimately would not vest. 75,000 RSUs are not market-based and will vest over the continued service period of three years. The grant date fair value of each RSU grant is expensed over the requisite service period. Compensation expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

On February 29, 2024, the Company amended the terms of the January 3, 2024 RSU grant to its then-CFO to provide for identical vesting terms to those provided in the February 29, 2024 RSU grant. The Company determined the amended RSU grant represents a modification of the original award, however, the incremental compensation cost of the amendment was not material.

A summary of RSU activities for the three months ended March 31, 2024 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2024	58,197	$4.65
Granted	450,000	$2.16
Nonvested as of March 31, 2024	508,197	$1.97

During the three months ended March 31, 2024, the Company granted 450,000 restricted stock units with a weighted-average grant date fair value of $2.16 per share. As of March 31, 2024, total unrecognized compensation expense related to restricted stock units was $1.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. The Company did not grant any restricted stock units during the three months ended March 31, 2023.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Legacy Spectral’s stock became publicly traded on July 22, 2021 on the AIM Market of the London Stock Exchange, and lacks company-specific historical and implied volatility information. On September 11, 2023 the Company completed the Business Combination and was listed on NASDAQ under the symbol MDAI. Legacy Spectral estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Spectral AI continues to estimate its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Legacy Spectral’s and Spectral AI’s stock options for employees has been determined utilizing the simplified method by taking an average of the vesting periods and the original contractual terms for each award. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that Legacy Spectral and Spectral AI have never paid cash dividends and Spectral AI does not expect to pay any cash dividends in the foreseeable future.

The Company’s stock options generally vest ratably annually over 3 years and have a contractual term of 10 years. There were no options granted in the three months ended March 31, 2024 and 2023.

A summary of stock options activity for the three months ended March 31, 2024 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,578,579	$2.20	6.5	$8,041
Options granted	-	$-
Options forfeited	-	$-
Options cancelled	-	$-
Options exercised	-	$-
Outstanding as of March 31, 2024	3,578,579	$2.20	6.3	$8,041
Options vested and exercisable as of December 31, 2024	3,126,216	$1.87	5.9	$6,092

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

As of March 31, 2024, there was approximately $1.0 million of unrecognized stock-based compensation related to stock option grants that will be amortized over a weighted average period of 0.9 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $0.3 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

During the year ended December 31, 2018, the Company granted 973,803 stock options to investors (the “Investor Options”) that were approved by the Board of Directors outside of the 2018 Plan. During the year ended December 31, 2023, 34,779 of the Investor Options were exercised and the remaining 904,245 Investor Options expired in November 2023. The Investor Options had an exercise price of $2.06 per share. As of March 31, 2024, there is no unrecognized stock-based compensation expense related to the Investor Options.

12. INCOME TAXES

The Company recorded an income tax provision of approximately $22,000 for the three months ended March 31, 2024, and an income tax provision of approximately $46,000 for the three months ended March 31, 2023. The effective tax rate was 0.7% for the three months ended March 31, 2024, and 1.3% for the three months ended March 31, 2023.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly.

13. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the three months ended March 31, 2024 and 2023, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	Three Months Ended March 31,
	2024	2023

Common stock options	3,578,579	4,427,253
Common stock warrants	8,507,311	73,978
Unvested restricted stock units	508,197	-
Unvested restricted stock	-	12,132
Potentially dilutive securities	12,594,087	4,513,363

14. RELATED PARTY TRANSACTIONS

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to advance artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

For the year ended December 31, 2023, the Company did not have any transactions with related parties.

15. SUBSEQUENT EVENTS

Dallas Lease

In April 2024, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Lease Agreement (the “Lease Agreement”), dated as of August 23, 2021, by and between the Company and Chateau Plaza Holdings, L.P, (the “Lessor”). The Fourth Amendment extends the lease of approximately 18,845 square feet of office space in Dallas, Texas by approximately three years, until February 29, 2028. The minimum rent payable by the Company under the Fourth Amendment will be approximately $0.1 million per month. The Company will also continue to be required to pay its proportionate share of operating expenses, as defined in the Lease Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” in our 2023 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an AI company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging device that has FDA breakthrough device designation status. Given our recent receipt of the UKCA mark for burn indication on our DeepView System, we expect to begin commercialization activities in the United Kingdom in the second half of 2024. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus from 2013 through 2021 was on the burn indication, which we expanded to also include the diabetic foot ulcer (“DFU”) indication in 2022.

In the case of DFUs, our DeepView System provides an assessment in seconds as to the non-healing portions of a DFU. The non-healing assessment could provide the physician with an objective assessment to use an advanced wound care therapy on “Day One” as opposed to the current approach that involves waiting up to 30 days to see how the wound develops before making such clinical assessment.

For burn wounds, a non-healing assessment could aid the clinician in making an immediate and objective determination for appropriate candidates for surgery, as well as determining what specific areas of the burn wound will require excision and skin grafting. We have conducted three large clinical studies with multiple sites across the United States, enrolling 413 burn patients, including 329 adult and 84 pediatric patients. Through these studies, we were able to quantify the burn assessment accuracy in patients undergoing both surgical and non-surgical treatment. In December 2023 we initiated a pivotal clinical study seeking enrollment of 240 patients, including 180 adult and 60 pediatric patients through multiple sites across the United States.

We have not generated any product revenue to date. We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds, particularly from the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the HHS Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (the “NSF”), the National Institute of Health (the “NIH”) and the Defense Health Agency (the “DHA”). Since 2013, we have received approximately $280.2 million in funding awards from government contracts, primarily from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and further our clinical trials.

In September 2023, we executed our third contract with BARDA for a multi-year Project BioShield (“PBS”) agreement, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial marketing and distribution purposes, which we expect to continue through the first quarter of 2026. This contract funding is non-dilutive to our shareholders, and we believe it validates the important nature of our mission and technology.

In addition to our PBS BARDA Contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView System (the “MTEC Agreement”). The MTEC Agreement is currently intended to run through April 2025 with funding dependent on various milestones. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development.

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

Business Combination

On September 11, 2023, we consummated a business combination, pursuant to the business combination agreement dated April 11, 2023 by and among the Company (previously, Rosecliff Acquisition Corp I (“Rosecliff”)), Ghost Merger Sub I (a wholly owned subsidiary of Rosecliff), Ghost Merger Sub II (a wholly owned subsidiary of Rosecliff) and Spectral MD Holdings, Ltd. (“Legacy Spectral”). Upon the closing of the Business Combination (the “Closing”), in sequential order: (a) Ghost Merger Sub I merged with and into Legacy Spectral, with Legacy Spectral continuing as the surviving company as our wholly owned subsidiary (the “Spectral Merger”) and then, (b) Legacy Spectral merged with and into Ghost Merger Sub II (the “SPAC Merger”, together with the Spectral Merger (the “Business Combination”)), with Ghost Merger Sub II (renamed Spectral MD Holdings LLC) surviving the SPAC Merger as our direct wholly-owned subsidiary. Upon the Closing, we changed our name from Rosecliff Acquisition Corp I to Spectral AI, Inc. In addition to our Common Stock, we currently have 8,433,333 redeemable warrants (the “Public Warrants”) and 73,978 warrants (“SP Angel Warrants”) to SP Angel Corporate Finance LLP (“SP Angel”) remaining outstanding.

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

Public Company Costs

Upon consummation of the Business Combination, Spectral AI has continued as an SEC-registered and NASDAQ-listed company. We are in process of hiring additional staff and implementing new processes and procedures to address public company requirements following the completion of the Business Combination. We have incurred substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, internal control compliance, and additional costs for investor relations, accounting, audit, legal and other functions.

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

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes these metrics for the years ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Research and development revenue	$6,326	$5,078	$1,248
Gross profit	2,945	2,181	764
Gross margin	46.6%	42.9%	3.6%
Operating loss	(2,143)	(2,898)	755
Net loss	(3,205)	(3,609)	404
Adjusted EBITDA	(2,133)	(2,596)	463

See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

Research and Development Revenue

We define research and development revenue as revenue generated from the research, testing and development of our DeepView System as utilized in connection with our burn indication. This research and development revenue reflects applied research and experimental development costs relating to our burn application as developed in connection with our BARDA, MTEC, and DHA contracts.

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

Components of Consolidated Statements of Operations

Research and Development Revenue

Our primary source of revenue is research and development revenue. Currently, we are highly dependent upon the reimbursements from BARDA for the burn diagnostic testing of our DeepView System. Our research and development revenue is affected by the amount of research and development that is expended each month with respect to our PBS BARDA Contract and other U.S. governmental contract awards. During 2023, we received a grant under the MTEC Agreement, which we earn based on the achievement of milestones. Our revenue growth is dependent on a number of factors including expanding the research and development expense under the PBS BARDA Contract, research and development reimbursed expenses relating to other contract awards from U.S. governmental agencies and the intended future commercial sales of our DeepView System.

Cost of Revenue

Our cost of revenue consists primarily of direct and indirect costs associated with the research and development expenses relating to the PBS BARDA Contract and MTEC Agreement. Our cost of revenue is affected by the extent of research and development expenses as well as expansion of work on other U.S. governmental projects and the expanded applications for our DeepView System.

Gross Profit

Gross profit may vary from period-to-period and is primarily affected by the current reimbursement rates under the PBS BARDA Contract and other U.S. governmental contract awards, as well as the percentage of revenue related to the PBS BARDA Contract as compared to the MTEC project. These reimbursement rates are fixed under each contact award. Our gross profit represents this reimbursement rate plus a variable component relating to non-reimbursed expenses incurred in connection with the work completed on these contracts.

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

Other income (expense)

In 2024, other income (expense) consists of fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement, net interest income, borrowing related costs related to the Yorkville convertible notes, change in fair value of notes payable, change in fair value of warrant liabilities, changes in fair value of derivatives, and foreign exchange transaction gains/losses. In 2023, other income (expense) consists of transaction costs related to the Business Combination, net interest income, change in fair value of warrant liabilities and foreign exchange transaction gain/losses. Historic foreign exchange transaction loss primarily relates to changes in the exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Results of Operations

The following table summarizes of our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Research and development revenue	$6,326	$5,078	$1,248
Cost of revenue	(3,381)	(2,897)	(484)
Gross profit	2,945	2,181	764

Operating costs and expenses:
General and administrative	5,088	5,079	9
Total operating costs and expenses	5,088	5,079	9
Operating loss	(2,143)	(2,898)	755

Other income (expense):
Net interest income	14	44	(30)
Borrowing related costs	(276)	-	(276)
Change in fair value of warrant liability	20	16	4
Change in fair value of notes payable	66	-	66
Foreign exchange transaction gain (loss)	(16)	13	(29)
Other expenses, including transaction costs	(848)	(738)	(110)
Total other income (expense), net	(1,040)	(665)	(375)

Loss before income taxes	(3,183)	(3,563)	380
Income tax provision	(22)	(46)	24
Net loss	$(3,205)	$(3,609)	$404

Research and Development Revenue

	Three Months Ended March 31,		Change in
	2024	2023	$	%

Research and development revenue	$6,326	$5,078	$1,248	24.6%

Research and development revenue was $6.3 million for the three months ended March 31, 2024, an increase of 24.6% compared to the comparable period in 2023, reflecting more activity as we completed work under the PBS BARDA Contract.

For the three months ended March 31, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows:

	Three Months Ended March 31,		Change in
	2024	2023	$	%

BARDA	$6,101	$4,943	$1,158	23.4%
Other U.S. governmental authorities	225	135	90	66.7%
Total research and development revenue	$6,326	$5,078	$1,248	24.6%

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2024	2023	$	%

Cost of revenue	$3,381	$2,897	$484	16.7%
Gross profit	2,945	2,181	764	35.0%
Gross margin	46.6%	42.9%

Cost of revenue for the three months ended March 31, 2024 was $3.4 million, an increase of 16.7% compared to the comparable period in 2023, due to increased activity to fulfill our U.S. governmental contracts, consistent with increased research and development revenue.

Gross margin for the three months ended March 31, 2024 was 46.6%, an increase of 3.6% as compared to the comparable period in 2023, due to a higher reimbursement rate under the PBS BARDA Contract, executed in September 2023, than the rate in the BARDA Burn II contact.

General and Administrative Expense

	Three Months Ended March 31,		Change in
	2024	2023	$	%

General and administrative expense	$5,088	$5,079	$9	0.2%

General and administrative expense was $5.1 million for the three months ended March 31, 2024, a decrease of 0.2% as compared to the comparable period in 2023. Non-revenue generating research and development activities have decreased by approximately $0.1 million for the three months ended March 31, 2024 compared to the comparable period in 2023 offset by an increase of approximately $0.1 million related other administrative expenses for the three months ended March 31, 2024 compared to the comparable period in 2023.

Other income (expense)

	Three Months Ended March 31,		Change in
	2024	2023	$

Net interest income	$14	$44	$(30)
Borrowing related costs	(276)	-	(276)
Change in fair value of warrant liability	20	16	4
Change in fair value of notes payable	66	-	66
Foreign exchange transaction gain (loss)	(16)	13	(29)
Other expenses, including transaction costs	(848)	(738)	(110)
Total other income (expense), net	$(1,040)	$(665)	$(375)

Net interest income for the three months ended March 31, 2024 primarily relates to cash interest received by us from our deposit accounts.

Borrowing related costs increased $0.3 million for the three months ended March 31, 2024 due to debt issuance costs related to the Yorkville Convertible Notes that were expensed during the period.

Change in fair value of warrant liability increased by approximately $4,000 for the three months ended March 31, 2024 as compared to the comparable period in 2023. The increase reflects changes in the fair value of the SP Angel Warrants.

Change in fair value of notes payable decreased by approximately $66,000 for the period ended March 31, 2024 as compared to initial fair value as of March 20, 2024. The decrease reflects the change in the fair value of the Yorkville notes.

Foreign exchange transaction loss for three months ended March 31, 2024 is immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. Foreign exchange transaction gain for the three months ended March 31, 2023 relates to the increased exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Other expenses, including transaction costs, for the three months ended March 31, 2024 primarily relate to legal, professional, and service fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement. Transaction costs for the three months ended March 31, 2023 primarily relate to non-recurring legal, accounting, and consulting costs expended for the Business Combination.

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

The following table presents our Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,205)	$(3,609)
Adjust:
Depreciation expense	3	2
Provision for income taxes	22	46
Net interest income	(14)	(44)
EBITDA	(3,194)	(3,605)
Additional adjustments:
Stock-based compensation	283	300
Change in fair value of warrant liability	(20)	(16)
Change in fair value of notes payable	(66)	-
Foreign exchange transaction gain (loss)	16	(13)
Other expenses, including transaction costs	848	738
Adjusted EBITDA	$(2,133)	$(2,596)

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024 we had approximately $10.2 million in cash, notes payable of $5.8 million, and no long-term debt. We had an accumulated deficit of approximately $36.0 million. Included in our cash balance is $1.0 million in cash in the Company’s newly-formed wholly-owned subsidiary Spectral IP, Inc., a Delaware corporation (“Spectral IP”) which was formed on March 7, 2024.

On December 26, 2023, we entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock (the “ELOC”).

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. The second Pre-Paid Advance shall be in a principal amount of $5.0 million and advanced two business days following the later of the registration statement registering the resale of the shares of Common Stock issuable under the SEPA being declared effective and shareholder approval to exceed the 19.99% threshold of the aggregate number of shares of Common Stock issued pursuant to the SEPA (the “Exchange Cap”) (the “Second Pre-Advance Closing”), and the third Pre-Paid Advance shall be in a principal amount of $2.5 million and advanced sixty days following the Second Pre-Advance Closing. In connection with the execution and delivery of the SEPA, the Company is authorized to drawdown an additional $3.0 million from the ELOC prior to utilizing the SEPA.

We have historically funded our operations through the issuance of notes and the sale of preferred stock and common stock, along with payments under governmental contracts for research and development activity.

In September 2023, the Company executed its third contract with BARDA for a multi-year PBS BARDA Contract, valued at up to approximately $150.0 million. This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial development and distribution purposes. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval.

In April 2023, the Company received a $4.0 million grant under the MTEC Agreement for a project that is expected to be completed by April 2025. The MTEC Agreement is for the development of a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device.

With the PBS BARDA Contract, funding available through the B. Riley ELOC, the MTEC Agreement and funding available through the SEPA, the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,680)	$(3,755)
Net cash provided by (used in) financing activities	8,049	(104)

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by approximately $1.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily driven by lower net loss and changes in operating assets and liabilities. The lower net loss is a result of higher research and development revenue due to increased BARDA activity, partially offset by higher non-operating transaction costs in the three months ended March 31, 2024 compared to the same period in 2023.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased approximately $8.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily attributable to the proceeds of $2.8 million from the ELOC and proceeds received from notes payable of $5.6 million principally from the Pre-Paid Advance under the SEPA.

Current Indebtedness

In September 2023, we entered into a financing arrangement for a portion of our insurance premium for approximately $0.6 million (the “Insurance Note”). The Insurance Note bears interest at 8.6% per annum and is payable in equal monthly payments of principal and interest, maturing in June 2024. As of March 31, 2024, we owed $0.2 million for the Insurance Note.

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. The second Pre-Paid Advance shall be in a principal amount of $5.0 million and advanced two business days following the later of the registration statement registering the resale of the shares of Common Stock issuable under the SEPA being declared effective and shareholder approval to exceed the 19.99% threshold of the aggregate number of shares of Common Stock (the “Exchange Cap”) issued pursuant to the SEPA with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note (the “Second Pre-Advance Closing”), and the third Pre-Paid Advance shall be in a principal amount of $2.5 million and advanced sixty days following the Second Pre-Advance Closing with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes.

Related Party Transactions

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to advance artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, accrued expenses, stock-based compensation expense, and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 29, 2024.

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

We may take advantage of these provisions until the last day of the fiscal year ending after the fifth anniversary of the Company’s initial public offering or such earlier time that we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026; (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues; (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and we have been a public company for at least 12 months and have filed one annual report on Form 10-K; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, credit and inflation risks.

Interest Rate Sensitivity

We maintain a large amount of our assets in cash. Our cash is held primarily in cash deposits. The fair value of our cash would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Additionally, changes to interest rates will impact on the cost of any future borrowings. With respect to our current borrowings, the interest rates on the notes are fixed. Changes in prevailing interest rates could have a material impact on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of March 31, 2024. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses in: (i) lack of communication within management and internal departments regarding complex and unusual arrangements. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude and apply the required accounting treatment of certain stock transactions; (ii) the Company did not maintain adequately designed controls to ensure the proper recording of operating expenses, related accruals and unbilled revenue in the correct period. As a result, certain control activities in the accrual and unbilled revenue processes were not designed and implemented effectively; and (iii) our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.

Notwithstanding the identified material weaknesses, our management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weaknesses

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weaknesses, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These efforts include:

●	engaging a professional accounting services firm to help us assess and document our internal controls for complying with the Sarbanes-Oxley Act of 2002;

●	strengthening, formalizing, documenting and testing accounting processes and internal controls, specifically regarding accrued expenses and contract reviews and improving the information flow throughout the organization to allow for timely communication of new agreements and transactions;

●	enhancing functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and in the Registration Statement on Form S-1 filed with the SEC on January 5, 2024, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2024 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Yorkville Standby Equity Purchase Agreement

On March 20, 2024, the Company entered into the Yorkville Transaction pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of the Convertible Notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. The second Pre-Paid Advance shall be in a principal amount of $5.0 million and advanced two business days following the later of the registration statement registering the resale of the shares of Common Stock issuable under the SEPA being declared effective and shareholder approval to exceed the Exchange Cap issued pursuant to the SEPA with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note (the “Second Pre-Advance Closing”), and the third Pre-Paid Advance shall be in a principal amount of $2.5 million and advanced sixty days following the Second Pre-Advance Closing with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes.

B. Riley Committed Equity Facility

On December 26, 2023, the Company entered into a Purchase Agreement with B. Riley, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $10,000,000 of shares of the common stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the Business Combination, as is described in the Company’s final prospectus (Registration No. 333-275218), as filed with the SEC on January 2, 2024. Additionally, there has been no material change in the planned use of proceeds from the ELOC or the Yorkville Transaction (Registration No. 333-278610), as is described in the Company’s final prospectus (Registration No. 333-276406), as filed with the SEC on February 1, 2024.

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

SPECTRAL AI, INC.

Date: May 8, 2024	By:	/s/ Peter M. Carlson
	Name:	Peter M. Carlson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)