Form 10-Q
period 2024-06-30
Spectral AI, Inc.
filed 2024-08-12
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 17,606,367 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$6,877	$4,790
Accounts receivable, net	2,295	2,346
Inventory	267	230
Deferred offering costs	-	283
Prepaid expenses	1,249	1,452
Other current assets	973	801
Total current assets	11,661	9,902

Non-current assets:
Property and equipment, net	7	12
Right-of-use assets	2,229	778
Total Assets	$13,897	$10,692

Commitments and contingencies (Note 8)

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,403	$2,683
Accrued expenses	2,733	4,300
Deferred revenue	1,315	2,311
Lease liabilities, short-term	224	853
Notes payable	-	436
Notes payable - at fair value	7,001	-
Notes payable - related party	1,000	-
Warrant liabilities	1,450	1,818
Total current liabilities	16,126	12,401
Lease liabilities, long-term	2,036	-
Total Liabilities	18,162	12,401

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 17,606,367 and 16,294,935 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	34,580	31,065
Accumulated other comprehensive income	10	12
Accumulated deficit	(38,857)	(32,788)
Total Stockholders’ Deficit	(4,265)	(1,709)
Total Liabilities and Stockholders’ Deficit	$13,897	$10,692

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development revenue	$7,478	$4,251	$13,804	$9,329
Cost of revenue	(4,164)	(2,460)	(7,545)	(5,357)
Gross profit	3,314	1,791	6,259	3,972

Operating costs and expenses:
General and administrative	5,756	4,782	10,844	9,861
Total operating costs and expenses	5,756	4,782	10,844	9,861

Operating loss	(2,442)	(2,991)	(4,585)	(5,889)

Other income (expense):
Net interest (expense) income	(6)	42	8	86
Borrowing related costs	(699)	-	(975)	-
Change in fair value of warrant liability	348	(81)	368	(65)
Change in fair value of notes payable	(167)	-	(101)
Foreign exchange transaction (loss) gain, net	(9)	-	(25)	13
Other income (expenses), including transactions costs	180	-	(668)	(738)
Total other expense, net	(353)	(39)	(1,393)	(704)

Loss before income taxes	(2,795)	(3,030)	(5,978)	(6,593)
Income tax provision	(69)	(40)	(91)	(86)
Net loss	$(2,864)	$(3,070)	$(6,069)	$(6,679)
Net loss per share of common stock
Basic and Diluted	$(0.16)	$(0.23)	$(0.36)	$(0.51)
Weighted average common shares outstanding
Basic and Diluted	17,598,357	13,210,320	17,079,328	13,200,515

Other comprehensive income (loss):
Foreign currency translation adjustments	$-	$2	$(2)	$3
Total comprehensive loss	$(2,864)	$(3,068)	$(6,071)	$(6,676)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2023	16,294,935	$2	$31,065	$12	$(32,788)	$(1,709)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,953	$10	$(35,993)	$(2,028)
Stock-based compensation	-	-	402	-	-	402
Issuance of common stock under the SEPA	94,937	-	225	-	-	225
Vesting of restricted stock units	29,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	(2,864)	(2,864)
Balance at June 30, 2024	17,606,367	$2	$34,580	$10	$(38,857)	$(4,265)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022, after effect of Business Combination	13,170,148	$1	$23,929	$-	$(11,934)	$11,996
Stock-based compensation	18,186	-	300	-	-	300
Stock option exercises	10,129	-	-	-	-	-
Cumulative translation adjustment	-	-	-	1	-	1
Net loss	-	-	-	-	(3,609)	(3,609)
Balance at March 31, 2023	13,198,463	$1	$24,229	$1	$(15,543)	$8,688
Stock-based compensation	12,132	-	396	-	-	396
Stock option exercises	5,819	-	6	-	-	6
Cumulative translation adjustment	-	-	-	2	-	2
Net loss	-	-	-	-	(3,070)	(3,070)
Balance at June 30, 2023	13,216,414	$1	$24,631	$3	$(18,613)	$6,022

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(6,069)	$(6,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	5
Stock-based compensation	685	696
Amortization of right-of-use assets	320	350
Change in fair value of warrant liabilities	(368)	65
Change in fair value of notes payable	101	-
Costs from issuance of common stock	372	-
Changes in operating assets and liabilities:
Accounts receivable	51	774
Inventory	(37)	-
Unbilled revenue	-	527
Prepaid expenses	203	(11)
Other assets	(172)	(322)
Accounts payable	(206)	(752)
Accrued expenses	(1,567)	(405)
Deferred revenue	(996)	509
Lease liabilities	(364)	(284)
Net cash used in operating activities	(8,042)	(5,527)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,667	-
Proceeds from notes payable	9,200	-
Proceeds from notes payable - related party	1,000	-
Payments of deferred offering costs	-	(306)
Payments for notes payable	(2,736)	(175)
Stock option exercises	-	-
Net cash provided by (used in) financing activities	10,131	(481)
Effect of exchange rate changes on cash	(2)	-
Net increase (decrease) in cash	2,087	(6,008)
Cash, beginning of period	4,790	14,174
Cash, end of period	$6,877	$8,166

Supplemental cash flow information:
Cash paid for interest	$-	$(3)
Cash paid for taxes	$-	$-

Noncash operating and financing activities disclosure:
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$1,771	$483
Unpaid deferred offering costs	$-	$818
Broker receivable for stock option exercises	$-	$6

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

Liquidity

As of June 30, 2024 and December 31, 2023, the Company had approximately $6.9 million and $4.8 million, respectively, in cash, and an accumulated deficit of $38.9 million and $32.8 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had approximately $8.0 million and $0.4 million, respectively, in notes payable and no long-term debt as of either period.

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

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million in shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $4.6 million and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million. In addition to the Pre-Paid Advance, the Company has the ability to drawdown an additional $17.5 million under the SEPA. In connection with the execution and delivery of the SEPA, the Company may also drawdown $3.0 million from the ELOC prior to utilizing the SEPA. See Note 7 and Note 10 for further details.

In March 2024, the Company received an additional $0.5 million award from the Defense Health Agency to further the development related to the MTEC Agreement.

On June 3, 2024, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the listing requirement relating to a minimum market value of its listed securities of $35.0 million. The Company has 180 calendar days from receipt of a notice from Nasdaq to regain compliance with the market value of listed securities requirement. If at any time before December 2, 2024, the closing market capitalization of the Company’s Common Stock closes at or above $35.0 million for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum market capitalization requirement, and the matter would be resolved. If the Company does not regain compliance during the review period ending December 2, 2024, the Company may be delisted from Nasdaq.

Based on the Company’s current operating plan, the Company believes that its cash , together with the proceeds from the PBS BARDA Contract, the MTEC Agreement and availability under the B. Riley ELOC, and the Yorkville Transaction will be sufficient to fund operations for at least one year beyond the release date of these condensed consolidated financial statements. The Company has based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company could utilize cost-savings measures to limit the expenditures of our DFU indication to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville Transaction as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral DeepView Limited, and Spectral IP. Significant inter-company transactions and balances have been eliminated in consolidation.

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

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts as of June 30, 2024 and December 31, 2023.

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

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2024 and December 31, 2023, receivables were concentrated from one customer (which is a US. Government agency) representing 98% and 92% of total net receivables, respectively.

One customer (which is a U.S. government agency) accounted for 94% and 95% for the three and six months ended June 30, 2024, respectively and 95% and 96% for the three and six months ended June 30, 2023, respectively of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company did not have write-downs for obsolete inventory.

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

Foreign Currency

The reporting currency for the condensed consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly-owned subsidiaries Spectral MD Holdings LLC, Spectral MD, Inc., and Spectral IP is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The functional currency of Spectral DeepView Limited is its local currency, the Euro. The assets and liabilities of Spectral MD UK and Spectral DeepView Limited, are translated into US. Dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable reporting period. Translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. As of June 30, 2024 and June 30, 2023, the Company’s foreign exchange translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the US dollar are translated at exchange rates in effect as of the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded approximately $9,000 and $25,000, respectively of net foreign exchange transaction losses. For the three and six months ended June 30, 2023, the Company recorded an immaterial amount and approximately $13,000 of net foreign exchange transaction gains, respectively. These amounts primarily relate to one of the Company’s bank accounts being denominated in British Pounds and certain accounts payable denominated in British Pounds.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not have any financing leases.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which have an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s Common Stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. As of June 30, 2024, there are 8,433,333 Public Warrants Outstanding. Each warrant entitles the registered holder to purchase one share of Company Common Stock at an exercise price of $11.50 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Company Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP, who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“SP Angel Warrants”). In conjunction with the Business Combination, the SP Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of June 30, 2024, there are 73,978 SP Angel Warrants to purchase Company Common Stock outstanding.

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

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the three months ended June 30, 2024 and 2023, research and development expense was $5.4 million and $3.7 million, respectively, of which $4.2 million and $2.5 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $1.2 million and $1.2 million, respectively, is included in general and administrative expenses. For the six months ended June 30, 2024 and 2023, research and development expense was $9.7 million and $7.7 million, respectively, of which $7.5 million and $5.4 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $2.2 million and $2.3 million, respectively, is included in general and administrative expenses.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of June 30, 2024 and December 31, 2023 that qualify for either recognition or disclosure in the condensed consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed consolidated statements of operations. The Company did not have any interest and penalties during the three and six months ended June 30, 2024 and 2023 and did not have any interest or penalties accrued as of June 30, 2024.

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

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair value measured as of June 30, 2024
	Fair value at June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,450	$1,434	$-	$16
Short-term notes payable – Yorkville	7,001	-	-	7,001
	$8,451	$1,434	$-	$7,017

	Fair value measured as of December 31, 2023
	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,818	$1,771	$-	$47

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2024.

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

The following table presents changes in Level 3 warrant liabilities measured at fair value for the three and six months ended June 30, 2024 and 2023 (in thousands):

Balance – January 1, 2024	$47
Change in fair value	(20)
Balance – March 31, 2024	$27
Change in fair value	(11)
Balance – June 30, 2024	$16

Balance – January 1, 2023	$129
Change in fair value	(16)
Balance – March 31, 2023	$113
Change in fair value	81
Balance – June 30, 2023	$194

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

The following table provides quantitative information regarding Level 3 warrant liability fair value measurements inputs at their measurement:

	June 30,	December 31,
	2024	2023

Strike price (per share)	$7.32	$7.32
Contractual term (years)	3.0	3.5
Volatility (annual)	66.3%	71.2%
Risk-free rate	4.5%	4.0%
Dividend yield (per share)	0.0%	0.0%

Valuation of short-term notes payable – Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on March 20, 2024 (see Note 7). The estimate of the fair value as of June 30, 2024 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market.

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

The following table provides a rollforward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs (in thousands):

Balance as of January 1, 2024	$-
Addition of short-term notes payable	4,600
Fair value adjustment	(66)
Balance as of March 31, 2024	4,534
Addition of short-term notes payable	4,600
Principal repayments	(2,300)
Fair value adjustment	167
Balance as of June 30, 2024	$7,001

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

June 30,
2024

Expected term (years)	0.30 – 0.38
Volatility (annual)	85 – 90%
Risk-free rate	5.33 – 5.38%

Valuation of forward options in B. Riley ELOC and Yorkville SEPA

The B. Riley ELOC and Yorkville SEPA are accounted for as derivatives and will be recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2024, the Company determined there were immaterial changes in derivative liability fair value related to the B. Riley ELOC the Yorkville SEPA. The Company recognized no change in derivative liability fair value for the three and six months ended June 30, 2024.

5. RESEARCH AND DEVELOPMENT REVENUE

For the three and six months ended June 30, 2024 and 2023, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BARDA	$7,066	$4,020	$13,167	$8,963
Other U.S. governmental authorities	412	231	637	366
Total revenue	$7,478	$4,251	$13,804	$9,329

The following table presents the activity in the Company’s contract liabilities during and six months ended June 30, 2024 (in thousands):

	December 31, 2023 Balance	Additions	Reductions	June 30, 2024 Balance

Contract liabilities:
Deferred revenue	$2,311	$1,850	$(2,846)	$1,315
Total contract liabilities	$2,311	$1,850	$(2,846)	$1,315

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Salary and wages	$1,439	$1,910
Operating expenses	655	1,563
Benefits	552	720
Taxes	87	107
Total accrued expenses	$2,733	$4,300

7. NOTES PAYABLE

The Company entered into the Yorkville Convertible Notes, the Related Party Note, and financing arrangements for a portion of its Directors and Officers insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Six Months Ended June 30,		June 30,	December 31,
	Financed	Interest Rate	2024	2023	2024	2023

Yorkville Convertible Notes	$10,000	0.0%	$2,300	$-	$7,001	$-
Related Party Note	1,000	8.0%	-	-	1,000	-
2023 Insurance Note	631	8.6%	436	-	-	436
2022 Insurance Note	376	6.7%	-	175	-	-
			$2,736	$175	$8,001	$436

Yorkville Convertible Notes

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. As of June 30, 2024, the Company has made aggregate installment payments on the first and second Pre-Paid Advances in the amount of $2.7 million, of which $2.3 million relates to the repayment of the principal, $0.2 million relates to the 8% original issue discount and $0.2 million relates to the 7% payment premium. As of June 30, 2024, the aggregate outstanding principal balance of the Yorkville Convertible Notes is $6.9 million.

As the SEPA is an equity-linked contract that does not qualify for equity classification, any expenses incurred will be recognized in the consolidated statements of operations and comprehensive loss within borrowing related costs. For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.6 million in issuance costs related to the SEPA.

Related Party Note

On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the acquisition and development of a health care related artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, at an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

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

9. LEASES

The Company leases office space for its principal office in Dallas, Texas, which was amended in April 2024 to extend the lease term to expire in February 2028. The lease amendment also included a landlord-provided tenant improvement allowance of up to $0.3 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements under the lease and, as such, reflected the $0.3 million lease incentive as a reduction in lease liabilities and right-of-use assets. As of June 30, 2024, the Company has not yet incurred any leasehold improvement costs that were paid for by the lessor.

During 2023, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease that expired in March 2024. The lease was renewed in March 2024, however the Company has excluded this lease from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$220	$213	$430	$328
Right-of-use assets exchanged for operating lease liabilities	$1,771	$483	$1,771	$483
Weighted average remaining lease term (in years)	3.7	1.5	3.7	1.5
Weighted average discount rate	8.5%	8.5%	8.5%	8.5%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases
Operating lease cost	$182	$198	$387	$392
Variable lease cost	64	133	169	192
Operating lease expense	246	331	556	584
Short-term lease rent expense	36	-	78	-
Total rent expense	$282	$331	$634	$584

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking, and property taxes under an office space lease.

As of June 30, 2024, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Remaining period ended December 31, 2024	$463
Year Ended December 31, 2025	691
Year Ended December 31, 2026	850
Year Ended December 31, 2027	871
Year Ended December 31, 2028	149
Total	3,024
Less: imputed interest	(437)
Less: tenant improvement allowance	(327)
Operating lease liabilities	$2,260

10. STOCKHOLDERS’ EQUITY

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross proceeds of newly issued shares of the Company’s Common Stock (the “ELOC”). During the six months ended June 30, 2024 the Company issued 1,187,398 shares to B. Riley under the ELOC for $2.7 million in aggregate gross proceeds. During the six months ended June 30, 2024, the Company recognized $0.4 million of related stock issuance costs and $0.1 million of service fee costs which are included in transaction costs within the condensed consolidated statements of operations and comprehensive loss. The Company did not issue any shares under the ELOC during the three months ended June 30, 2024.

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million in shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $4.6 million, which is the $5.0 million Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $3.16. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million. In connection with the execution and delivery of the SEPA, the Company is authorized to drawdown an additional $3.0 million from the ELOC prior to utilizing the SEPA. The Company issued 94,937 shares of Company Common Stock in April 2024 as a commitment fee under the SEPA. The Company did not issue any shares as repayment of principal under the SEPA during the three and six months ended June 30, 2024.

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

2018 Long Term Incentive Plan

On July 24, 2018, Legacy Spectral’s Board of Directors adopted the 2018 Long Term Incentive Plan (the “2018 Plan”) which permitted granting of incentive stock options (which must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. In May 2024, all awards outstanding under the 2018 Plan were replaced with corresponding awards to be issued pursuant to the 2023 Plan, as discussed below, and no new grants will be made under the 2018 Plan.

2022 Long Term Incentive Plan

On September 27, 2022, Legacy Spectral’s stockholders approved the adoption of the 2022 Long Term Incentive Plan (the “2022 Plan”) which permitted granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. In May 2024, all awards outstanding under the 2022 Plan were replaced with corresponding awards to be issued pursuant to the 2023 Plan, as discussed below, and no new grants will be made under the 2022 Plan.

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to the 2018 Plan and 2022 Plan will be replaced with a corresponding award to be issued pursuant to the 2023 Plan. No new grants will be made under the 2022 Plan and the 2018 Plan and all outstanding grants under the 2018 Plan and 2022 Plan will be assumed by the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000, plus the number of shares that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of June 30, 2024, under the 2023 Plan, 3,931,323 shares of common stock were issuable upon exercise of outstanding options and 469,400 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 3,599,277 shares remain available for issuance through grants of future options. RSUs awarded under the 2023 Plan for the purchase of common stock will vest based on continued service which is generally three years or based on the achievement of market terms as set forth in the individual awards. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has from time-to-time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

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

A summary of RSU activities for the six months ended June 30, 2024 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2024	58,197	$4.65
Granted	450,000	$2.16
Vested	(29,098)	$0.45
Forfeited	(9,699)	$0.45
Nonvested as of June 30, 2024	469,400	$1.97

During the six months ended June 30, 2024 and 2023, the Company granted 450,000 and 58,197 restricted stock units, respectively, with a weighted-average grant date fair value of $2.16 per share and $4.65 per share, respectively. As of June 30, 2024, total unrecognized compensation expense related to restricted stock units was $0.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Legacy Spectral’s stock became publicly traded on July 22, 2021 on the AIM Market of the London Stock Exchange, and lacks company-specific historical and implied volatility information. On September 11, 2023 the Company completed the Business Combination and was listed on NASDAQ under the symbol MDAI. Legacy Spectral estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Spectral AI continues to estimate its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of Legacy Spectral’s and Spectral AI’s stock options for employees has been determined utilizing the simplified method by taking an average of the vesting periods and the original contractual terms for each award. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that Legacy Spectral and Spectral AI have never paid cash dividends and Spectral AI does not expect to pay any cash dividends in the foreseeable future.

The Company’s stock options generally vest ratably annually over 3 years and have a contractual term of 10 years. In applying the Black Scholes option pricing model, the Company used the following assumptions for stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Exercise price (per share)	$1.76	$0.44
Expected term (years)	5.6	6.0
Volatility (annual)	66%	72%
Risk-free rate	4.3%	3.5%
Dividend yield (per share)	0%	0%

A summary of stock options activity for the six months ended June 30, 2024 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,598,944	$2.20	6.5	$8,087
Options granted	443,437	$1.76
Options forfeited	(58,358)	$3.84
Options cancelled	(52,700)	$3.59
Options exercised	-	$-
Outstanding as of June 30, 2024	3,931,323	$2.09	6.4	$1,085
Options vested and exercisable as of June 30, 2024	3,311,097	$1.90	5.9	$1,066

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

As of June 30, 2024, there was approximately $1.1 million of unrecognized stock-based compensation related to stock option grants that will be amortized over a weighted average period of 1.2 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

During the year ended December 31, 2018, the Company granted 973,803 stock options to investors (the “Investor Options”) that were approved by the Board of Directors outside of the 2018 Plan. During the year ended December 31, 2023, 34,779 of the Investor Options were exercised and the remaining 904,245 Investor Options expired in November 2023. The Investor Options had an exercise price of $2.06 per share. As of June 30, 2024, there is no unrecognized stock-based compensation expense related to the Investor Options.

12. INCOME TAXES

The Company recorded an income tax provision of approximately $69,000 and $91,000 for the three and six months ended June 30, 2024, respectively and an income tax provision of approximately $40,000 and $86,000 million for the three and six months ended June 30, 2023, respectively. The effective tax rate was 2.4% and 1.5% for the three and six months ended June 30, 2024, respectively and 1.3% for the three and six months ended June 30, 2023.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly.

13. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the three and six months ended June 30, 2024 and 2023, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	June 30,
	2024	2023

Common stock options	3,931,323	4,628,774
Common stock warrants	8,507,311	73,978
Unvested restricted stock units	469,400	58,197
Unvested restricted stock	-	-
Potentially dilutive securities	12,908,034	4,760,949

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

15. SUBSEQUENT EVENTS

On July 17, 2024, the Company received the third Pre-Paid Advance as part of the SEPA with Yorkville in the amount of $2.3 million, which represents the $2.5 million Pre-Paid Advance net of $0.2 million of the 8% original issue discount, with a fixed conversion price of $2.24 per share.

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

Business Combination

On September 11, 2023, we consummated a business combination, pursuant to the business combination agreement dated April 11, 2023 by and among the Company (previously, Rosecliff Acquisition Corp I (“Rosecliff”)), Ghost Merger Sub I (a wholly owned subsidiary of Rosecliff), Ghost Merger Sub II (a wholly owned subsidiary of Rosecliff) and Spectral MD Holdings, Ltd. (“Legacy Spectral”). Upon the closing of the Business Combination (the “Closing”), in sequential order: (a) Ghost Merger Sub I merged with and into Legacy Spectral, with Legacy Spectral continuing as the surviving company as our wholly owned subsidiary (the “Spectral Merger”) and then, (b) Legacy Spectral merged with and into Ghost Merger Sub II (the “SPAC Merger”, together with the Spectral Merger (the “Business Combination”)), with Ghost Merger Sub II (renamed Spectral MD Holdings LLC) surviving the SPAC Merger as our direct wholly-owned subsidiary. Upon the Closing, we changed our name from Rosecliff Acquisition Corp I to Spectral AI, Inc. In addition to our Common Stock, we currently have 8,433,333 redeemable warrants (the “Public Warrants”) and 73,978 warrants (“SP Angel Warrants”) to SP Angel Corporate Finance LLP remaining outstanding.

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

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes these metrics for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development revenue	$7,478	$4,251	$13,804	$9,329
Gross Profit	3,314	1,791	6,259	3,972
Gross margin	44.3%	42.1%	45.3%	42.6%
Operating loss	(2,442)	(2,991)	(4,585)	(5,889)
Net loss	(2,864)	(3,070)	(6,069)	(6,679)
Adjusted EBITDA	(2,038)	(2,592)	(3,895)	(5,188)

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

Results of Operations

The following table summarizes of our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development revenue	$7,478	$4,251	$13,804	$9,329
Cost of revenue	(4,164)	(2,460)	(7,545)	(5,357)
Gross profit	3,314	1,791	6,259	3,972

Operating costs and expenses:
General and administrative	5,756	4,782	10,844	9,861
Total operating costs and expenses	5,756	4,782	10,844	9,861
Operating loss	(2,442)	(2,991)	(4,585)	(5,889)

Other income (expense):
Net interest (expense) income	(6)	42	8	86
Borrowing related costs	(699)	-	(975)	-
Change in fair value of warrant liability	348	(81)	368	(65)
Change in fair value of notes payable	(167)	-	(101	-
Foreign exchange transaction (loss) gain, net	(9)	-	(25)	13
Other income (expenses), including transaction costs	180	-	(668)	(738)
Total other expense, net	(353)	(39)	(1,393)	(704)

Loss before income taxes	(2,795)	(3,030)	(5,978)	(6,593)
Income tax provision	(69)	(40)	(91)	(86)
Net loss	$(2,864)	$(3,070)	$(6,069)	$(6,679)

Research and Development Revenue

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
Research and development revenue	$7,478	$4,251	$3,227	75.9%	$13,804	$9,329	$4,475	48.0%

Research and development revenue was $7.5 million and $13.8 million for the three and six months ended June 30, 2024, respectively, an increase of 75.9% and 48.0%, respectively, compared to the comparable periods in 2023, reflecting more activity as we completed work under the PBS BARDA Contract and in the awards and work performed under the Company’s other U.S. governmental contracts.

For the three and six months ended June 30, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows:

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
BARDA	$7,066	$4,020	$3,046	75.8%	$13,167	$8,963	$4,204	46.9%
Other U.S. governmental authorities	412	231	181	78.4%	637	366	271	74.0%
Total research and development revenue	$7,478	$4,251	$3,227	75.9%	$13,804	$9,329	$4,475	48.0%

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
Cost of revenue	$4,164	$2,460	$1,704	69.3%	$7,545	$5,357	$2,188	40.8%
Gross profit	3,314	1,791	1,523	85.0%	6,259	3,972	2,287	57.6%
Gross margin	44.3%	42.1%			45.3%	42.6%

Cost of revenue for the three and six months ended June 30, 2024 was $4.2 million and $7.5 million, respectively, an increase of 69.3% and 40.8%, respectively, compared to the comparable periods in 2023, due to increased activity to fulfill our U.S. governmental contracts, consistent with increased research and development revenue.

Gross margin for the three and six months ended June 30, 2024 was 44.3% and 45.3%, respectively, an increase of 2.2% and 2.7%, respectively, as compared to the comparable periods in 2023, due to a higher reimbursement rate under the PBS BARDA Contract, executed in September 2023, than the rate in the BARDA Burn II contact.

General and Administrative Expense

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
General and administrative expense	$5,756	$4,782	$974	20.4%	$10,844	$9,861	$983	10.0%

General and administrative expense was $5.8 million and $10.8 million for the three and six months ended June 30, 2024, respectively, an increase of 20.4% and 10.0%, respectively as compared to the comparable periods in 2023. Non-revenue generating research and development activities have decreased by approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024 compared to the comparable periods in 2023 offset by an increase of approximately $1.1 million and $1.2 million related other administrative expenses for the three and six months ended June 30, 2024, respectively, compared to the comparable periods in 2023.

Other income (expense)

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2024	2023		$2024	2023	$
	(In thousands, except percentages)
Net interest (expense) income	$(6)	$42	$(48)	$8	$86	$(78)
Borrowing related costs	(699)	-	(699)	(975)	-	(975)
Change in fair value of warrant liability	348	(81)	429	368	(65)	433
Change in fair value of notes payable	(167)	-	(167)	(101)	-	(101)
Foreign exchange transaction (loss) gain, net	(9)	-	(9)	(25)	13	(38)
Other income (expenses), including transaction costs	180	-	180	(668)	(738)	70
Total other income (expense), net	$(353)	$(39)	$(314)	$(1,393)	$(704)	$(689)

Net interest (expense) income for the three and six months ended June 30, 2024 primarily relates to cash interest received or (paid) by us from our deposit accounts.

Borrowing related costs increased $0.7 million and $1.0 million for the three and six months ended June 30, 2024, respectively, due to debt issuance costs and payments of the discount and premium related to the Yorkville Convertible Notes that were expensed during the period.

Change in fair value of warrant liability increased by $0.4 million for the three and six months ended June 30, 2024 as compared to the comparable periods in 2023. The increase reflects changes in the fair value of the Public Warrants, which were issued in September 2023.

Change in fair value of notes payable decreased by approximately $0.2 million and $0.1 million for the three and six months ended June 30, 2024, respectively, which reflects the total change in the fair value of the Yorkville notes issued 2024.

Other income (expenses), including transaction costs for the three and six months ended June 30, 2024 primarily relate to legal, professional, and service fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement. Other income (expenses), including transaction costs for the three and six months ended June 30, 2023 primarily relate to non-recurring legal, accounting, and consulting costs expended for the Business Combination.

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

The following table presents our Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(2,864)	$(3,070)	$(6,069)	$(6,679)
Adjust:
Depreciation expense	2	3	5	5
Provision for income taxes	69	40	91	86
Net interest (income) expense	6	(42)	(8)	(86)
EBITDA	(2,787)	(3,069)	(5,981)	(6,674)
Additional adjustments:
Stock-based compensation	402	396	685	696
Borrowing related costs	699	-	975	-
Change in fair value of warrant liability	(348)	81	(368)	65
Change in fair value of notes payable	167	-	101	-
Foreign exchange transaction (gain) loss	9	-	25	(13)
Other (income) expenses, including transaction costs	(180)	-	668	738
Adjusted EBITDA	$(2,038)	$(2,592)	$(3,895)	$(5,188)

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had approximately $6.9 million in cash, notes payable of $8.0 million, and no long-term debt. We had an accumulated deficit of approximately $38.9 million. Included in our cash balance is $0.9 million in cash in the Company’s newly-formed wholly-owned subsidiary Spectral IP, Inc., a Delaware corporation (“Spectral IP”) which was formed on March 7, 2024.

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

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million. In connection with the execution and delivery of the SEPA, the Company may also drawdown $3.0 million from the ELOC prior to utilizing the SEPA.

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

Based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, will be sufficient to fund operations for at least one year beyond the release date of these condensed consolidated financial statements We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company could utilize cost-savings measures to limit the expenditures of our DFU indication to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville Transaction as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,042)	$(5,527)
Net cash provided by (used in) financing activities	10,131	(481)

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by approximately $2.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily driven by changes in operating liabilities including accrued expenses and deferred revenue, partially offset by a decrease in net loss. The lower net loss is a result of higher research and development revenue due to increased BARDA activity, partially offset by higher non-operating transaction costs in the six months ended June 30, 2024 compared to the same period in 2023.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased approximately $10.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was primarily attributable to the proceeds of $2.8 million from the ELOC, proceeds received from notes payable of $9.2 million principally from the Pre-Paid Advances under the SEPA and $0.3 million of payments for deferred offering costs in 2023, partially offset by $2.7 million of repayments of notes payable.

Current Indebtedness

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. As of June 30, 2024, the Company has made aggregate installment payments on the first and second Pre-Paid Advances in the amount of $2.7 million, of which $2.3 million relates to the repayment of the principal, $0.2 million relates to the 8% original issue discount and $0.2 million relates to the 7% payment premium.

Related Party Transactions

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of June 30, 2024. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses in: (i) lack of communication within management and internal departments regarding complex and unusual arrangements. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude and apply the required accounting treatment of certain stock transactions; (ii) the Company did not maintain adequately designed controls to ensure the proper recording of operating expenses, related accruals and unbilled revenue in the correct period. As a result, certain control activities in the accrual and unbilled revenue processes were not designed and implemented effectively; and (iii) our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and in the Registration Statement on Form S-1 filed with the SEC on January 5, 2024, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2024 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended, except as listed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Company is not currently in compliance with the continued listing requirements for The Nasdaq Stock Market. If the Company does not regain compliance and continue to meet the continued listing requirements, the Common Stock may be delisted, which could affect the market price and liquidity for the Company’s Common Stock and reduce the Company’s ability to raise additional capital. On June 3, 2024, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the requirement of Rule 5550(b)(2) relating to the maintenance of a minimum market value of its listed securities of $35.0 million for the last 31 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from receipt of a notice from Nasdaq (the “Compliance Period”), to regain compliance with the market value of listed securities requirement. If at any time before December 2, 2024, the closing market capitalization of the Company’s Common Stock closes at or above $35.0 million for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum market capitalization requirement, and the matter would be resolved. If the Company does not regain compliance during the review period ending December 2, 2024, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for all other initial listing standards for the Nasdaq, other than the minimum market value of listed securities requirement, and notifies Nasdaq of its intent to cure the deficiency.

Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. The Company’s inability to continue to raise capital with its Common Stock as listed on Nasdaq will harm its business, financial condition and results of operations, and will likely cause the Company’s stock value to further decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Yorkville Standby Equity Purchase Agreement

On March 20, 2024, the Company entered into the Yorkville Transaction pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of the Convertible Notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. As of June 30, 2024, the Company has made aggregate installment payments on the first and second Pre-Paid Advances in the amount of $2.7 million, of which $2.3 million relates to the repayment of the principal, $0.2 million relates to the 8% original issue discount and $0.2 million relates to the 7% payment premium.

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

SPECTRAL AI, INC.

Date: August 12, 2024	By:	/s/ Peter M. Carlson
	Name:	Peter M. Carlson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)