Form 10-Q
period 2024-09-30
Spectral AI, Inc.
filed 2024-11-06
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 18,588,073 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page

Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended September 30, 2024 and 2023	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine months ended September 30, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2024 and 2023	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

Part II. Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41

Part III. Signatures	42

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$3,702	$4,790
Accounts receivable, net	2,834	2,346
Inventory	443	230
Deferred offering costs	-	283
Prepaid expenses	1,506	1,452
Other current assets	1,011	801
Total current assets	9,496	9,902

Non-current assets:
Property and equipment, net	5	12
Right-of-use assets	2,101	778
Total Assets	$11,602	$10,692

Commitments and contingencies (Note 8)

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,797	$2,683
Accrued expenses	3,253	4,300
Deferred revenue	731	2,311
Lease liabilities, short-term	212	853
Notes payable	597	436
Notes payable - at fair value	4,377	-
Warrant liabilities	1,101	1,818
Total current liabilities	13,068	12,401
Notes payable - related party	1,000	-
Lease liabilities, long-term	1,870	-
Total Liabilities	15,938	12,401

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 18,513,073 and 16,294,935 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	35,998	31,065
Accumulated other comprehensive income	25	12
Accumulated deficit	(40,361)	(32,788)
Total Stockholders’ Deficit	(4,336)	(1,709)
Total Liabilities and Stockholders’ Deficit	$11,602	$10,692

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Research and development revenue	$8,173	$3,440	$21,977	$12,769
Cost of revenue	(4,506)	(1,968)	(12,051)	(7,325)
Gross profit	3,667	1,472	9,926	5,444

Operating costs and expenses:
General and administrative	4,553	5,638	15,397	15,499
Total operating costs and expenses	4,553	5,638	15,397	15,499
Operating loss	(886)	(4,166)	(5,471)	(10,055)

Other income (expense):
Net interest (expense) income	(8)	42	-	128
Borrowing related costs	(1,059)	-	(2,034)	-
Change in fair value of warrant liability	350	1,069	718	1,004
Change in fair value of notes payable	94	-	(7)	--
Foreign exchange transaction loss, net	(9)	(24)	(34)	(11)
Other income (expenses), including transactions costs	51	(7,604)	(617)	(8,342)
Total other expense, net	(581)	(6,517)	(1,974)	(7,221)

Loss before income taxes	(1,467)	(10,683)	(7,445)	(17,276)
Income tax benefit (provision)	(37)	54	(128)	(32)
Net loss	$(1,504)	$(10,629)	$(7,573)	$(17,308)
Net loss per share of common stock
Basic and Diluted	$(0.08)	$(0.77)	$(0.44)	$(1.29)
Weighted average common shares outstanding
Basic and Diluted	17,862,240	13,822,990	17,342,203	13,410,287

Other comprehensive income (loss):
Foreign currency translation adjustments	$15	$(3)	$13	$-
Total comprehensive loss	$(1,489)	$(10,632)	$(7,560)	$(17,308)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2023	16,294,935	$2	$31,065	$12	$(32,788)	$(1,709)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,953	$10	$(35,993)	$(2,028)
Stock-based compensation	-	-	402	-	-	402
Issuance of common stock under the SEPA	94,937	-	225	-	-	225
Vesting of restricted stock units	29,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	(2,864)	(2,864)
Balance at June 30, 2024	17,606,367	$2	$34,580	$10	$(38,857)	$(4,265)
Stock-based compensation	-	-	173	-	-	173
Issuance of common stock under the SEPA	906,706	-	1,245	-	-	1,245
Cumulative translation adjustment	-	-	-	15	-	15
Net loss	-	-	-	-	(1,504)	(1,504)
Balance at September 30, 2024	18,513,073	$2	$35,998	$25	$(40,361)	$(4,336)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022, after effect of Business Combination	13,170,148	$1	$23,929	$-	$(11,934)	$11,996
Stock-based compensation	18,186	-	300	-	-	300
Stock option exercises	10,129	-	-	-	-	-
Cumulative translation adjustment	-	-	-	1	-	1
Net loss	-	-	-	-	(3,609)	(3,609)
Balance at March 31, 2023	13,198,463	$1	$24,229	$1	$(15,543)	$8,688
Stock-based compensation	12,132	-	396	-	-	396
Stock option exercises	5,819	-	6	-	-	6
Cumulative translation adjustment	-	-	-	2	-	2
Net loss	-	-	-	-	(3,070)	(3,070)
Balance at June 30, 2023	13,216,414	$1	$24,631	$3	$(18,613)	$6,022
Issuance of common stock upon Business Combination	1,154,173	1	(2,375)	-	-	(2,374)
Issuance of common stock to settle accounts payable	33,333	-	150	-	-	150
Issuance of shares for transaction costs	400,000	-	1,800	-	-	1,800
Commitment to issue shares for transaction costs	-	-	2,550	-	-	2,550
Private placement equity issuance	744,667	-	3,351	-	-	3,351
Stock-based compensation	-	-	279	-	-	279
Stock option exercises	139,681	-	310	-	-	310
Cumulative translation adjustment	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(10,629)	(10,629)
Balance at September 30, 2023	15,688,268	$2	$30,696	$-	$(29,242)	$1,456

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(7,573)	$(17,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7	7
Stock-based compensation	858	975
Amortization of right-of-use assets	448	530
Issuance of shares for transaction costs	-	1,800
Commitment to issue shares for transaction costs	-	2,550
Change in fair value of warrant liabilities	(718)	(1,004)
Change in fair value of notes payable	7	-
Costs from issuance of common stock	372	-
Issuance of shares for borrowing related costs	280	-
Changes in operating assets and liabilities:
Accounts receivable	(488)	982
Inventory	(213)	(220)
Unbilled revenue	-	491
Prepaid expenses	542	(469)
Other assets	(208)	(197)
Accounts payable	188	(554)
Accrued expenses	(1,047)	1,225
Deferred revenue	(1,580)	795
Lease liabilities	(542)	(468)
Net cash used in operating activities	(9,668)	(10,865)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,667	3,351
Cash received in Business Combination	-	660
Proceeds from notes payable	11,500	-
Proceeds from notes payable - related party	1,000	-
Payments for notes payable	(6,600)	(288)
Stock option exercises	-	316
Net cash provided by financing activities	8,567	4,039
Effect of exchange rate changes on cash	13	-
Net decrease in cash	(1,088)	(6,826)
Cash, beginning of period	4,790	14,174
Cash, end of period	$3,702	$7,348

Supplemental cash flow information:
Cash paid for interest	$-	$6
Cash paid for taxes	$20	$114

Noncash operating and financing activities disclosure:
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$1,771	$483
Issuance of common stock for net liabilities upon Business Combination	$-	$3,034
Prepaid asset acquired, net of cancellation, for debt and accounts payable	$596	$955
Issuance of common stock to settle accounts and notes payable	$1,245	$150

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

Nature of Operations

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characters invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wounds capacity to heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds. Our focus from 2013 through 2021 was on the burn indication. In 2022, we expanded our focus to include the diabetic foot ulcer (“DFU”) indication.

Spectral AI is devoting substantially all of its efforts towards research and development of its DeepView® Wound Imaging System, currently focused on burn wounds and DFU indications, specifically engineered to allow physicians to make a more accurate, timely and informed decision for treatment options. The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

In September 2023, the Company executed its third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial development and distribution purposes. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval. As of September 30, 2024, the Company has $30.0 million remaining to bill under the initial award.

In April 2023, the Company received a $4.0 million grant from MTEC for a project that is expected to be completed by April 2025 (the “MTEC Agreement”). The MTEC Agreement is for the development of a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In September 2024, we received an additional award of $0.9 million from MTEC for further development of the handheld device. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development. As of September 30, 2024, the Company has $2.5 million and $0.2 million remaining to bill under the MTEC and DHA awards, respectively.

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

Liquidity

As of September 30, 2024 and December 31, 2023, the Company had approximately $3.7 million and $4.8 million, respectively, in cash, and an accumulated deficit of $40.4 million and $32.8 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had approximately $5.0 million and $0.4 million, respectively, in short-term notes payable and $1.0 million in long-term debt as of September 30, 2024. See Notes 7 and 15 for further information.

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

On June 3, 2024, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the listing requirement relating to a minimum market value of its listed securities of $35.0 million. The Company has 180 calendar days from receipt of a notice from Nasdaq to regain compliance with the market value of listed securities requirement. If at any time before December 2, 2024, the closing market capitalization of the Company’s Common Stock closes at or above $35.0 million for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum market capitalization requirement, and the matter would be resolved. If the Company does not regain compliance during the review period ending December 2, 2024, the Company may be delisted from Nasdaq. See Part II below for further information.

Based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, and certain research and development cost-saving measures, will be sufficient to fund operations for at least one year beyond the release date of these condensed consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company could utilize cost-savings measures to limit the expenditures of our DFU indication to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville Transaction as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Segments

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Chairman of the Board in conjunction with the Company’s executive management team manages the Company’s operations for the purposes of allocating resources.

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

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts as of September 30, 2024 and December 31, 2023.

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

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2024 and December 31, 2023, receivables were concentrated from one customer (which is a US. Government agency) representing 98% and 92% of total net receivables, respectively.

One customer (which is a U.S. government agency) accounted for 90% and 93% for the three and nine months ended September 30, 2024, respectively and 89% and 94% for the three and nine months ended September 30, 2023, respectively of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company did not have write-downs for obsolete inventory.

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

Foreign Currency

The reporting currency for the condensed consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly-owned subsidiaries Spectral MD Holdings LLC, Spectral MD, Inc., and Spectral IP is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The functional currency of Spectral DeepView Limited is its local currency, the Euro. The assets and liabilities of Spectral MD UK and Spectral DeepView Limited, are translated into US. Dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable reporting period. Translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. As of September 30, 2024 and December 31, 2023, the Company’s foreign exchange translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the US dollar are translated at exchange rates in effect as of the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded approximately $9,000 and $34,000, respectively of net foreign exchange transaction losses. For the three and nine months ended September 30, 2023, the Company recorded approximately $24,000 and $11,000, respectively, of net foreign exchange transaction losses. These amounts primarily relate to one of the Company’s bank accounts being denominated in British Pounds and certain accounts payable denominated in British Pounds.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any financing leases.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which have an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s Common Stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. As of September 30, 2024, there are 8,433,333 Public Warrants Outstanding. Each warrant entitles the registered holder to purchase one share of Company Common Stock at an exercise price of $11.50 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Company Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP, who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“SP Angel Warrants”). In conjunction with the Business Combination, the SP Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of September 30, 2024, there are 73,978 SP Angel Warrants to purchase Company Common Stock outstanding.

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

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the three months ended September 30, 2024 and 2023, research and development expense was $5.2 million and $3.6 million, respectively, of which $4.5 million and $2.0 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $0.7 million and $1.6 million, respectively, is included in general and administrative expenses. For the nine months ended September 30, 2024 and 2023, research and development expense was $14.9 million and $11.3 million, respectively, of which $12.0 million and $7.3 million, respectively, is related to the BARDA and MTEC contracts and included in cost of revenue and $2.9 million and $4.0 million, respectively, is included in general and administrative expenses.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of September 30, 2024 and December 31, 2023 that qualify for either recognition or disclosure in the condensed consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed consolidated statements of operations. The Company did not have any interest and penalties during the three and nine months ended September 30, 2024 and 2023 and did not have any interest or penalties accrued as of September 30, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

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

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair value measured as of September 30, 2024
	Fair value at September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,101	$1,096	$-	$5
Short-term notes payable – Yorkville	4,377	-	-	4,377
	$5,478	$1,096	$-	$4,382

	Fair value measured as of December 31, 2023
	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,818	$1,771	$-	$47

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2024.

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

The following table presents changes in Level 3 warrant liabilities measured at fair value for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Balance – January 1, 2024	$47
Change in fair value	(20)
Balance – March 31, 2024	$27
Change in fair value	(11)
Balance – June 30, 2024	$16
Change in fair value	(12)
Balance – September 30, 2024	$4

Balance – January 1, 2023	$129
Change in fair value	(16)
Balance – March 31, 2023	$113
Change in fair value	81
Balance – June 30, 2023	$194
Change in fair value	(141)
Balance – September 30, 2023	53

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

The following table provides quantitative information regarding Level 3 warrant liability fair value measurements inputs at their measurement:

	September 30,	December 31,
	2024	2023

Strike price (per share)	$7.32	$7.32
Contractual term (years)	2.7	3.5
Volatility (annual)	69.3%	71.2%
Risk-free rate	3.6%	4.0%
Dividend yield (per share)	0.0%	0.0%

Valuation of short-term notes payable – Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on March 20, 2024 (see Note 7). The estimate of the fair value as of September 30, 2024 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market.

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

The following table provides a rollforward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs (in thousands):

Balance as of January 1, 2024	$-
Addition of short-term notes payable	4,600
Fair value adjustment	(66)
Balance as of March 31, 2024	4,534
Addition of short-term notes payable	4,600
Principal repayments	(2,300)
Fair value adjustment	167
Balance as of June 30, 2024	$7,001
Addition of short-term notes payable	2,300
Principal repayments	(4,830)
Fair value adjustment	(94)
Balance as of September 30, 2024	4,377

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

September 30,
2024

Expected term (years)	0.05 – 0.21
Volatility (annual)	80 – 100%
Risk-free rate	4.72 – 4.87%

Valuation of forward options in B. Riley ELOC and Yorkville SEPA

The B. Riley ELOC and Yorkville SEPA are accounted for as derivatives and will be recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2024, the Company determined there were immaterial changes in derivative liability fair value related to the B. Riley ELOC the Yorkville SEPA. The Company recognized no change in derivative liability fair value for the three and nine months ended September 30, 2024.

5. RESEARCH AND DEVELOPMENT REVENUE

For the three and nine months ended September 30, 2024 and 2023, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
BARDA	$7,567	$3,055	$20,734	$12,018
Other U.S. governmental authorities	606	385	1,243	751
Total revenue	$8,173	$3,440	$21,977	$12,769

The following table presents the activity in the Company’s contract liabilities during the nine month period ended September 30, 2024 (in thousands):

	December 31, 2023 Balance	Additions	Reductions	September 30, 2024 Balance

Contract liabilities:
Deferred revenue	$2,311	$4,238	$(5,818)	$731
Total contract liabilities	$2,311	$4,238	$(5,818)	$731

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Salary and wages	$1,957	$1,910
Operating expenses	504	1,563
Benefits	517	720
Taxes	215	107
Borrowing related costs	60	-
Total accrued expenses	$3,253	$4,300

7. NOTES PAYABLE

The Company entered into the Yorkville Convertible Notes, the Related Party Note, and financing arrangements for a portion of its Directors and Officers insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Nine months ended September 30,		September 30,	December 31,
	Financed	Interest Rate	2024	2023	2024	2023

Yorkville Convertible Notes	$11,500	0.0%	$7,129	$-	$4,377	$-
Related Party Note	1,000	8.0%	-	-	1,000	-
2024 Insurance Note	596	8.4%	-	-	597	-
New 2023 Insurance Note	631	8.6%	436	-	-	436
2023 Insurance Note	151	9.7%	-	113	-	-
2022 Insurance Note	376	6.7%	-	175	-	-
			$7,565	$288	$5,974	$436

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

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issued in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances. As of September 30, 2024, Tranche’s I and II’s had outstanding future obligations of $3.2 million which will be repaid in full by the contractual repayment date in February 2025. Tranche III’s outstanding future obligations of $1.9 million will be repaid in full by the contractual repayment date in January 2025. As of September 30, 2024, the Company has made aggregate installment payments on the Pre-Paid Advances in the amount of $8.3 million, of which $7.2 million was settled in cash and $1.1 million was settled in shares. Of the aggregate installment payments, $7.1 million relates to the repayment of the principal, $0.6 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium. As of September 30, 2024, the aggregate outstanding principal balance of the Yorkville Convertible Notes is $4.4 million.

As the SEPA is an equity-linked contract that does not qualify for equity classification, any expenses incurred will be recognized in the consolidated statements of operations and comprehensive loss within borrowing related costs. For the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $0.8 million in issuance costs related to the SEPA.

Related Party Note

On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the acquisition and development of a health care related artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, at an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party. See Note 15 for further information.

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

9. LEASES

The Company leases office space for its principal office in Dallas, Texas, which was amended in April 2024 to extend the lease term to expire in February 2028. The lease amendment also included a landlord-provided tenant improvement allowance of up to $0.3 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements under the lease and, as such, reflected the $0.3 million lease incentive as a reduction in lease liabilities and right-of-use assets. As of September 30, 2024, the Company has not yet incurred any leasehold improvement costs that were paid for by the lessor.

During 2023, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease that expired in March 2024. The lease was renewed in March 2024, however the Company has excluded this lease from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$232	$208	$662	$536
Right-of-use assets exchanged for operating lease liabilities	$-	$-	$1,771	$483
Weighted average remaining lease term (in years)	3.4	1.3	3.4	1.3
Weighted average discount rate	8.5%	8.5%	8.5%	8.5%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating leases
Operating lease cost	$182	$205	$569	$597
Variable lease cost	119	92	288	256
Operating lease expense	301	297	857	853
Short-term lease rent expense	38	41	116	69
Total rent expense	$339	$338	$973	$922

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking, and property taxes under an office space lease.

As of September 30, 2024, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Remaining period ended December 31, 2024	$232
Year Ended December 31, 2025	691
Year Ended December 31, 2026	850
Year Ended December 31, 2027	871
Year Ended December 31, 2028	149
Total	2,793
Less: imputed interest	(384)
Less: tenant improvement allowance	(327)
Operating lease liabilities	$2,082

10. STOCKHOLDERS’ EQUITY

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross proceeds of newly issued shares of the Company’s Common Stock (the “ELOC”). During the nine months ended September 30, 2024 the Company issued 1,187,398 shares to B. Riley under the ELOC for $2.7 million in aggregate gross proceeds. During the nine months ended September 30, 2024, the Company recognized $0.4 million of related stock issuance costs and $0.1 million of service fee costs which are included in transaction costs within the condensed consolidated statements of operations and comprehensive loss. The Company did not issue any shares under the ELOC during the three months ended September 30, 2024.

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million in shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $4.6 million, which is the $5.0 million Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $3.16. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.5 million. In connection with the execution and delivery of the SEPA, the Company is authorized to drawdown an additional $3.0 million from the ELOC prior to utilizing the SEPA. The Company issued 94,937 shares of Company Common Stock in April 2024 as a commitment fee under the SEPA. The Company also issued 906,706 shares as repayment of principal under the SEPA during the three and nine months ended September 30, 2024.

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

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to the 2018 Plan and 2022 Plan will be replaced with a corresponding award to be issued pursuant to the 2023 Plan. No new grants will be made under the 2022 Plan and the 2018 Plan and all outstanding grants under the 2018 Plan and 2022 Plan will be assumed by the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000, plus the number of shares that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of September 30, 2024, under the 2023 Plan, 3,786,191 shares of common stock were issuable upon exercise of outstanding options and 469,400 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 3,744,410 shares remain available for issuance through grants of future options. RSUs awarded under the 2023 Plan for the purchase of common stock will vest based on continued service which is generally three years or based on the achievement of market terms as set forth in the individual awards. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has from time-to-time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

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

A summary of RSU activities for the nine months ended September 30, 2024 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2024	58,197	$4.65
Granted	450,000	$2.16
Vested	(29,097)	$0.45
Forfeited	(9,700)	$0.45
Nonvested as of September 30, 2024	469,400	$1.97

During the nine months ended September 30, 2024 and 2023, the Company granted 450,000 and 58,197 restricted stock units, respectively, with a weighted-average grant date fair value of $2.16 per share and $4.65 per share, respectively. As of September 30, 2024, total unrecognized compensation expense related to restricted stock units was $0.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company’s stock options generally vest ratably annually over 3 years and have a contractual term of 10 years. In applying the Black Scholes option pricing model, the Company used the following assumptions for stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Exercise price (per share)	$1.76	$0.44
Expected term (years)	5.6	6.0
Volatility (annual)	66%	72%
Risk-free rate	4.3%	3.5%
Dividend yield (per share)	0%	0%

A summary of stock options activity for the nine months ended September 30, 2024 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,598,944	$2.20	6.5	$8,087
Options granted	443,437	$1.76
Options forfeited	(133,441)	$4.07
Options cancelled	(122,749)	$4.54
Options exercised	-	$-
Outstanding as of September 30, 2024	3,786,191	$1.99	6.1	$18
Options vested and exercisable as of September 30, 2024	3,186,977	$1.79	5.6	$18

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

As of September 30, 2024, there was approximately $0.8 million of unrecognized stock-based compensation related to stock option grants that will be amortized over a weighted average period of 0.9 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $0.2 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

During the year ended December 31, 2018, the Company granted 973,803 stock options to investors (the “Investor Options”) that were approved by the Board of Directors outside of the 2018 Plan. During the year ended December 31, 2023, 34,779 of the Investor Options were exercised and the remaining 904,245 Investor Options expired in November 2023. The Investor Options had an exercise price of $2.06 per share. As of September 30, 2024, there is no unrecognized stock-based compensation expense related to the Investor Options.

12. INCOME TAXES

The Company recorded an income tax provision of approximately $37,338 and $128,406 for the three and nine months ended September 30, 2024, respectively and an income tax benefit of approximately $54,000 for the three months ended September 30, 2023 and an income tax provision of approximately $32,000 for the nine months ended September 30, 2023. The effective tax rate was 2.5% and 1.7% for the three and nine months ended September 30, 2024, respectively and (0.5%) and 0.2% for the three and nine months ended September 30, 2023, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly.

13. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the three and nine months ended September 30, 2024 and 2023, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	September 30,
	2024	2023

Common stock options	3,786,191	4,519,195
Common stock warrants	8,507,311	8,507,311
Unvested restricted stock units	469,400	58,197
Potentially dilutive securities	12,762,902	13,084,703

14. RELATED PARTY TRANSACTIONS

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to advance artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party (the “Note”). See Note 15 for further information.

For the year ended December 31, 2023, the Company did not have any transactions with related parties.

15. SUBSEQUENT EVENTS

On October 1, 2024, the Related Party Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either IP Protocol or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Parent’s common stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations.

On October 1, 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances under the SEPA, such that the payment period of the remaining outstanding balance of the Pre-Paid Advances was extended through February 2025.

On October 16, 2024, the Company filed a shelf registration statement on Form S-3, containing a base prospectus covering the offering, issuance, and sale by the Company of up to $50,000,000 of the Company’s Common Stock from time to time after the effective date of the registration statement. The registration statement was declared effective by the SEC on October 31, 2024.

On November 6, 2024, the Company announced its intent to spin off its Spectral IP Inc. subsidiary through a transaction with Sauvegarder Investment Management. The transaction will be in the form of a distribution to its shareholders of stock of Spectral IP, which will become a new, independent publicly-traded company. The Company expects the transaction will be completed within 90 days from the announcement, subject to final approval by the Company’s Board of Directors, a Form 10 registration statement being declared effective by the U.S. Securities and Exchange Commission, regulatory approvals, and the satisfaction of any remaining closing conditions.

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

Overview

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView® System, an internally developed multi-spectral imaging device that has previously received FDA breakthrough device designation status for an earlier version. Given our recent receipt of the UKCA mark for burn indication on our DeepView® System, we expect to begin commercialization activities in the United Kingdom in the second half of 2024. Our DeepView® System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus from 2013 through 2021 was on the burn indication, which we expanded to also include the diabetic foot ulcer (“DFU”) indication in 2022.

For burn wounds, a non-healing assessment could aid the clinician in making an immediate and objective determination for appropriate candidates for surgery, as well as determining what specific areas of the burn wound will require excision and skin grafting. We have conducted three large clinical studies with multiple sites across the United States, enrolling 413 burn patients, including 329 adult and 84 pediatric patients. Through these studies, we were able to quantify the burn assessment accuracy in patients undergoing both surgical and non-surgical treatment. In December 2023 we initiated a pivotal clinical study seeking enrollment of 240 patients, including 180 adult and 60 pediatric patients through multiple sites across the United States in both burn center and emergency departments. By the end of the third quarter of 2024, the Company had completed the enrollment of 169 patients at burn centers, finishing that portion of the overall study.

 In the case of DFUs, our DeepView® System provides an assessment in seconds as to the non-healing portions of a DFU. The non-healing assessment could provide the physician with an objective assessment to use an advanced wound care therapy on “Day One” as opposed to the current approach that involves waiting up to 30 days to see how the wound develops before making such clinical assessment.

We have not generated any product revenue to date. We have received substantial support from the U.S. government for our DeepView® System ’s application for burn wounds, particularly from the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the HHS Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (the “NSF”), the National Institute of Health (the “NIH”) and the Defense Health Agency (the “DHA”). Since 2013, we have received approximately $281.0 million in funding awards from government contracts, primarily from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and further our clinical trials.

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

In addition to our PBS BARDA Contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView® System (the “MTEC Agreement”). In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In September 2024, we received an additional $0.9 million from MTEC for further development of the handheld device. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development.

Once commercialized, we anticipate that the DeepView® System will have two revenue streams, a SaMD (software as a medical device) model, and an imaging device component. The SaMD model applies a SaaS (software as a service) treatment for the DeepView® System which will feature a software licensing fee that includes maintenance, image hosting, and access to algorithm updates. The proprietary imaging device accesses artificial intelligence algorithms and is a universal platform to house multiple clinical applications. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

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

Comparison of Three and Nine months ended September 30, 2024 and 2023

The following table summarizes these metrics for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development revenue	$8,173	$3,440	21,977	$12,769
Gross Profit	3,667	1,472	9,926	5,444
Gross margin	44.9%	42.8%	45.2%	42.6%
Operating loss	(886)	(4,166)	(5,471)	(10,055)
Net loss	(1,504)	(10,629)	(7,573)	(17,308)
Adjusted EBITDA	(711)	(3,885)	(4,606)	(9,073)

See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

Research and Development Revenue

We define research and development revenue as revenue generated from the research, testing and development of our DeepView® System as utilized in connection with our burn indication. This research and development revenue reflects applied research and experimental development costs relating to our burn application as developed in connection with our BARDA, MTEC, and DHA contracts.

Gross Profit and Gross Margin

We define gross profit as research and development revenue, less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue. Gross profit and gross margin can be used to understand our financial performance and efficiency and as we begin commercialization, it will allow investors to evaluate our pricing strategy and compare against our competitors. Our management uses these metrics to make strategic decisions, pricing decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

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

Gross Margin. When we begin commercial sales of the DeepView® System , we may need to determine lower pricing and incentives to accelerate adoption and implementation of the DeepView® System , which may negatively impact future revenue and gross margin percentages.

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

Components of Consolidated Statements of Operations

Research and Development Revenue

Our primary source of revenue is research and development revenue. Currently, we are highly dependent upon the reimbursements from BARDA for the burn diagnostic testing of our DeepView® System. Our research and development revenue is affected by the amount of research and development that is expended each month with respect to our PBS BARDA Contract and other U.S. governmental contract awards. During 2023, we received a grant under the MTEC Agreement, which we earn based on the achievement of milestones. Our revenue growth is dependent on a number of factors including expanding the research and development expense under the PBS BARDA Contract, research and development reimbursed expenses relating to other contract awards from U.S. governmental agencies and the intended future commercial sales of our DeepView® System.

Cost of Revenue

Our cost of revenue consists primarily of direct and indirect costs associated with the research and development expenses relating to the PBS BARDA Contract and MTEC Agreement. Our cost of revenue is affected by the extent of research and development expenses as well as expansion of work on other U.S. governmental projects and the expanded applications for our DeepView® System.

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

Results of Operations

The following table summarizes of our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development revenue	8,173	$3,440	21,977	$12,769
Cost of revenue	(4,506)	(1,968)	(12,051)	(7,325)
Gross profit	3,667	1,472	9,926	5,444

Operating costs and expenses:
General and administrative	4,553	5,638	15,397	15,499
Total operating costs and expenses	4,553	5,638	15,397	15,499
Operating loss	(886)	(4,166)	(5,471)	(10,055)

Other income (expense):
Net interest (expense) income	(8)	42	-	128
Borrowing related costs	(1,059)	-	(2,034)	-
Change in fair value of warrant liability	350	1,069	718	1,004
Change in fair value of notes payable	94	-	(7)	-
Foreign exchange transaction (loss) gain, net	(9)	(24)	(34)	(11)
Other income (expenses), including transaction costs	51	(7,604)	(617)	(8,342)
Total other expense, net	(581)	(6,517)	(1,974)	(7,221)

Loss before income taxes	(1,467)	(10,683)	(7,445)	(17,276)
Income tax provision	37	54	(128)	(32)
Net loss	(1,504)	$(10,629)	(7,573)	$(17,308)

Research and Development Revenue

	Three Months Ended September 30,		Change in		Nine months ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
Research and development revenue	$8,173	$3,440	$4,733	137.6%	$21,977	$12,769	$9,208	72.1%

Research and development revenue was $8.2 million and $22.0 million for the three and nine months ended September 30, 2024, respectively, an increase of 137.6% and 72.1%, respectively, compared to the comparable periods in 2023, reflecting more activity as we completed work under the PBS BARDA Contract and in the awards and work performed under the Company’s other U.S. governmental contracts.

For the three and nine months ended September 30, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows:

	Three Months Ended September 30,		Change in		Nine months ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
BARDA	$7,567	$3,055	$4,512	147.7%	$20,734	$12,018	$8,716	72.5%
Other U.S. governmental authorities	606	385	221	57.4%	1,243	751	492	65.5%
Total research and development revenue	$8,173	$3,440	$4,733	137.6%	$21,977	$12,769	$9,208	72.1%

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine months ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
Cost of revenue	$4,506	$1,968	$2,538	129.0%	$12,051	$7,325	$4,726	64.5%
Gross profit	3,667	1,472	2,195	149.1%	9,926	5,444	4,482	83.3%
Gross margin	44.9%	42.8%			45.2%	42.6%

Cost of revenue for the three and nine months ended September 30, 2024 was $4.5 million and $12.1 million, respectively, an increase of 129.0% and 64.5%, respectively, compared to the comparable periods in 2023, due to increased development activity to fulfill our U.S. governmental contracts, consistent with increased research and development revenue.

Gross margin for the three and nine months ended September 30, 2024 was 46.3% and 45.7%, respectively, representing an increase of 3.5% and 3.1%, respectively, as compared to the comparable periods in 2023, due to a higher reimbursement rate under the PBS BARDA Contract, executed in September 2023, than the rate in the BARDA Burn II contact.

General and Administrative Expense

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except percentages)
General and administrative expense	$4,553	$5,638	$(1,085)	(19.2)%	$15,397	$15,499	$(102)	(0.7)%

General and administrative expense was $4.6 million and $15.4 million for the three and nine months ended September 30, 2024, respectively, representing a decrease of 19.2% and 0.7%, respectively as compared to the comparable periods in 2023. Non-revenue generating research and development activities have decreased by approximately $1.0 million and $1.1 million for the three and nine months ended September 30, 2024 compared to the comparable periods in 2023 offset by an increase of approximately $1.1 million related to other administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Other administrative expenses for the three months ended September 30, 2024 decreased by less than $0.1 million, compared to the three months ended September 30, 2023.

Other income (expense)

	Three Months Ended September 30,		Change in	Nine months ended September 30,		Change in
	2024	2023		$2024	2023	$
	(In thousands)
Net interest (expense) income	$(8)	$42	$(50)	$-	$128	$(128)
Borrowing related costs	(1,059)	-	(1,059)	(2,034)	-	(2,034)
Change in fair value of warrant liability	350	1,069	(719)	718	1,004	(286)
Change in fair value of notes payable	94	-	94	(7)	-	(7)
Foreign exchange transaction loss, net	(9)	(24)	15	(34)	(11)	(23)
Other income (expenses), including transaction costs	51	(7,604)	7,655	(617)	(8,342)	7,725
Total other income (expense), net	$(581)	$(6,517)	$5,936	$(1,974)	$(7,221)	$5,247

Net interest (expense) income for the three and nine months ended September 30, 2024 primarily relates to cash interest received or (paid) by us from our deposit accounts.

Borrowing related costs increased $1.1 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, compared to the comparable periods in 2023 due to debt issuance costs and payments of the discount and premium related to the Yorkville Convertible Notes that were expensed during the period.

Change in fair value of warrant liability decreased by $0.7 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the comparable periods in 2023. The decrease reflects changes in the fair value of the Public Warrants, which were issued in September 2023.

Change in fair value of notes payable increased by approximately $0.1 million and decreased less than $0.1 million for the three and nine months ended September 30, 2024, respectively, which reflects the total change in the fair value of the Yorkville notes issued 2024.

Other income (expenses), including transaction costs for the three and nine months ended September 30, 2024 primarily relate to legal, professional, and service fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement. Other income (expenses), including transaction costs for the three and nine months ended September 30, 2023 primarily relate to non-recurring legal, accounting, and consulting costs expended for the Business Combination.

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

The following table presents our Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(1,504)	$(10,629)	$(7,573)	$(17,308)
Adjust:
Depreciation expense	2	2	7	7
Provision for income taxes	37	(54)	128	32
Net interest (income) expense	8	(42)	-	(128)
EBITDA	(1,457)	(10,723)	(7,438)	(17,397)
Additional adjustments:
Stock-based compensation	173	279	858	975
Borrowing related costs	1,059	-	2,034	-
Change in fair value of warrant liability	(350)	(1,069)	(718)	(1,004)
Change in fair value of notes payable	(94)	-	7	-
Foreign exchange transaction (gain) loss	9	24	34	11
Other (income) expenses, including transaction costs	(51)	7,604	617	8,342
Adjusted EBITDA	$(711)	$(3,885)	$(4,606)	$(9,073)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had approximately $3.7 million in cash, short-term notes payable of $5.0 million, and $1.0 million of long-term debt. We had an accumulated deficit of approximately $40.3 million. Included in our cash balance is $0.9 million in cash in the Company’s newly-formed wholly-owned subsidiary Spectral IP, Inc., a Delaware corporation (“Spectral IP”) which was formed on March 7, 2024. See Notes 7 and 15 for further information.

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

In September 2023, the Company executed its third contract with BARDA for a multi-year PBS BARDA Contract, valued at up to approximately $150.0 million. This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial development and distribution purposes. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView® System design, developed the AI algorithm, and took steps to obtain FDA approval.

In April 2023, the Company received a $4.0 million grant under the MTEC Agreement, which was increased to $4.9 million in August 2024 and is currently intended to run through December 2025. The MTEC Agreement is for the development of a handheld version of the DeepView® System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device.

Based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, will be sufficient to fund operations for at least one year beyond the release date of these condensed consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company could utilize cost-savings measures to limit the expenditures of our DFU indication to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville Transaction as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.’

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(9,668)	$(10,865)
Net cash provided by financing activities	8,567	4,039

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by approximately $1.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily driven by changes in operating liabilities including accrued expenses and deferred revenue, partially offset by a decrease in net loss. The lower net loss is a result of higher research and development revenue due to increased BARDA activity and lower non-operating transaction costs in the nine months ended September 30, 2024 compared to the same period in 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased approximately $4.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily attributable to the proceeds of $2.7 million from the ELOC, proceeds of $12.5 received from notes payable principally from the Pre-Paid Advances under the SEPA, partially offset by $6.6 million of repayments of notes payable as compared to proceeds of $3.4 million from the issuance of Common Stock and operating cash received upon closing of the Business Combination of $0.7 million during the nine months ended September 30, 2023.

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

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances is to be paid by February 2025. As of September 30, 2024, the Company has made aggregate installment payments on the Pre-Paid Advances in the amount of $8.3 million, of which $7.2 million was settled in cash and $2.1 million was settled in shares. Of the aggregate installment payments, $7.1 million relates to the repayment of the principal, $0.6 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium.

Related Party Transactions

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party. See Note 15 for further information.

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

We may take advantage of these provisions until the last day of the fiscal year ending after the fifth anniversary of the Company’s initial public offering or such earlier time that we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026; (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues; (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th and we have been a public company for at least 12 months and have filed one annual report on Form 10-K; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2024, our Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of September 30, 2024. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses in: (i) lack of communication within management and internal departments regarding complex and unusual arrangements. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude and apply the required accounting treatment of certain stock transactions; (ii) the Company did not maintain adequately designed controls to ensure the proper recording of operating expenses, related accruals and unbilled revenue in the correct period. As a result, certain control activities in the accrual and unbilled revenue processes were not designed and implemented effectively; and (iii) our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2024, we received a letter with a draft Particulars of a Complaint from Stifel in which Stifel contends that the Company owes Stifel approximately $2,550,000 pursuant to a previous engagement letter entered into with Stifel on November 15, 2021 (the “Engagement Letter”). Stifel alleges that the Engagement Letter entitles them to a percentage of the value of the Company’s Business Combination with Rosecliff. The Company further believes that we have substantial factual, legal and contractual defenses to the claims presented and will vigorously contest the claims, if ultimately brought. The Company also believes it has meritorious claims it is entitled to assert against Stifel and one or more of its representatives.  However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of this matter could result in a material effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and in the Registration Statement on Form S-1 filed with the SEC on January 5, 2024, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2024, in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended, and in the Registration Statement on Form S-3 filed with the SEC on October 16, 2024, except as listed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances is to be paid by February 2025. As of September 30, 2024, the Company has made aggregate installment payments on the Pre-Paid Advances in the amount of $8.3 million, of which $7.2 million was settled in cash and $2.1 million was settled in shares. Of the aggregate installment payments, $7.1 million relates to the repayment of the principal, $0.6 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of April 11, 2023, by and among Rosecliff Acquisition Corp I, Ghost Merger Sub I Inc., Ghost Merger Sub II and Spectral MD Holdings Ltd. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 17, 2023).
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer)
32**	18 U.S.C. Section 1350 Certification
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRAL AI, INC.

Date: November 6, 2024	By:	/s/ J. Michael DiMaio
	Name:	J. Michael DiMaio
	Title:	Chairman of the Office of the Chairman
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)