Form 10-K
period 2024-12-31
Spectral AI, Inc.
filed 2025-03-31
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

To

Commission File No. 001-40058

SPECTRAL AI, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3987148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 1000 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 499-4934

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MDAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $2.75	MDAIW	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30.1 million based on the closing sales price on the Nasdaq Stock Market LLC on June 28, 2024, the last business day of the registrants most recently completed second fiscal quarter.

As of March 26, 2025, there were 25,317,196 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We have incurred significant losses since inception and may not be able to achieve significant revenues or profitability.

●	We are devoting substantially all of our efforts towards research and development of our DeepView® System.

●	We depend on government funding, which if lost or reduced, could have a material adverse effect on our research and development activities and our ability to commercialize our DeepView technology. Our largest contract is with Biomedical Advanced Research and Development Authority (“BARDA”) and is the largest single source of revenue for us. Our BARDA contract is not guaranteed to be completed or extended.

●	The regulatory review process is expensive, time-consuming, and uncertain and we may be unable to obtain clearance, approval, De Novo classification, or certification for our DeepView technology.

●	We may experience significant delays in completing clinical trials, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan.

●	New legislation and regulations and legislative and regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance, approval, De Novo classification, or certification of our DeepView System, or to manufacture, market and distribute our device after clearance, approval, or classification is obtained.

●	Disruptions at the FDA and foreign regulatory agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

●	Modifications to our DeepView System may require new clearances, approvals, De Novo classifications, certifications, or new or amended certifications, and may require us to cease marketing or to recall the modified device until clearances, approvals, De Novo classifications, or the relevant certifications are obtained.

●	Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

●	We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

●	If our manufacturers fail to comply with the regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results would suffer.

●	Actual or perceived failure to comply with data protection, privacy and security laws, regulations, standards and other requirements could negatively affect our business, financial condition or results of operations.

●	As the regulatory framework for AI technology evolves, our business, financial condition and results of operation may be adversely affected.

●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our DeepView System, if approved.

●	We may not be able to achieve or maintain satisfactory pricing and margins for our DeepView technology.

●	We will depend upon third-party suppliers, including contract manufacturers and single and sole source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

●	We may encounter difficulties in managing our growth, which could disrupt our operations.

●	We are highly dependent on our senior management, directors and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

●	The use of artificial intelligence, including machine learning, in our analytics platforms may result in reputational harm or liability.

●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of our DeepView System. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

●	The success of our algorithms depends on our significant repository of proprietary burn image and data.

●	Changes in patent law or its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

●	Our patent rights and other intellectual property may be subject to priority, ownership or inventorship disputes, interferences, and similar proceedings and we may not be able to enforce our intellectual property rights throughout the world.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The price of our Common Stock and Warrants may be volatile.

●	Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

●	If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.

●	Certain existing stockholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

●	Warrants may become exercisable for Common Stock, which would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders.

●	The other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business. Overview

We are an Artificial Intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characteristics invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wounds capacity to heal or not-heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds. Our focus from 2013 through 2021 was on the burn indication.

We were notified that our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications on February 22, 2024. The UKCA marking registration was fully completed on March 7, 2024. We anticipate that our full DeepView System may achieve Class II medical device designation with the United States Food and Drug Administration (FDA) via a De Novo application. Subject to our receipt of additional necessary market authorization, our business will have two revenue streams, a SaaS (software as a service) model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

The MSI imaging technology, which comprises one part of the DeepView System, consists of patented proprietary multi-spectral optics and sensors, capturing injured tissue images ranging from near UV light, through the human visible wavelengths, all the way into the near infrared range (NIR). The broad wavelength ranges go beyond what the human eyes can see and capture what medical professionals cannot observe with their naked eyes. This wide range of wavelength images contains wound tissue physiology and captures the viability of various biomarkers within the skin and from the injured tissue spectral signatures. The imaging technology extracts appropriate clinical data, processes the image data to provide the injured tissue spectral signatures to the AI model and algorithms. The AI algorithm classifies various severities of the injuries as (i) fully damaged (non-healing), (ii) partially damaged or (iii) healthy tissue (healing) and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds, and all image processing and AI model classification takes approximately 20 to 25 seconds. Our DeepView System’s proprietary optics can extract millions of pixels of data or AI model features from each group of raw images. This information is then used to advance algorithm optimization, which is trained and tested against a proprietary and clinically validated database of approximately 340 billion pixels of image data as of December 31, 2024. The DeepView-AI Burns® software is used with the DeepView SnapShot® imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing tissue within an image.

Below at Figure 1 is an example of the DeepView System technological process.

Figure 1 — DeepView Imaging technology

To our knowledge, there are no comparable digital wound healing predictive medical diagnostic products that provide clinicians with an objective and immediate assessment of a wound’s future healing potential that benefit from the application of AI. Currently, healthcare professionals rely on their experience and subjective assessments to determine if wounds, such as burn injuries, will heal under routine care after a period of time, typically several weeks, or are in need of advanced wound care products and procedures including surgical interventions. Our DeepView System allows health care professionals to make a “Day One” assessment of a wound’s healing potential over time.

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds, including from agencies such as BARDA, which is part of the Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response (“ASPR”) in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (“NSF”), National Institute of Health (“NIH”) and the DHA an agency within the Department of Defense (“DoD”). Since 2013, we have been awarded approximately $281.5 million in funding from government contracts, substantially all of which is from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and advance our clinical trials. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and application for FDA De Novo status of our DeepView AI – Burn software. This will include the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the clinical validation study. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System. This grant funding is non-dilutive to our stockholders, and we believe it validates the important nature of our mission and technology.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2025. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 100 burn centers, 700 trauma centers and 5,400 federal and community hospitals with Emergency Rooms where the burn patients are most likely to visit upon injury. The DeepView System provides a quick clinical decision tool to emergency room clinicians. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely fashion. In the burn centers, the DeepView System provides an advanced assessment of the non-healing areas of a burn. Therefore, we plan to target our sales efforts to these facilities through our highly-trained technical sales support staff that we plan to hire given the nature of DeepView as a truly disruptive AI driven predictive assistance tool. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

As noted above, subject to our receipt of the necessary regulatory market authorizations, our business is expected to have two revenue streams, a SaaS model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and an imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The capital sale component will be competitively priced for acceptance into burn centers, independent practices, hospitals and clinics.

Furthermore, we would expect to leverage results from the U.S. study for a simultaneous conformity assessment procedure in the EU to obtain the CE marking of conformity (“CE Mark”), and we would expect to commence post-market studies in the UK and Germany. Subject to our receipt of the necessary regulatory market authorization, we would expect to initiate commercialization in the United States during 2026 and intend to submit for FDA review of the burn application in 2025 in accordance with the projected timeline for our BARDA contract.

Burn Indication

The Company has completed the enrollment of 164 patients, including 49 pediatric subjects, representing the full enrollment requirements in its validation study for the burn indication.

The DeepView System has shown significant improvement in the sensitivity assessment of the burn wound and non-inferiority in assessing the specificity of a burn wound with cross-validation from the AI model for identification of non-healing burn regions. This represents a significant improvement above the diagnostic performance of burn physicians assessing the same adult burn patients. In addition to our validation study, we have conducted three large clinical studies with multiple sites across the United States, enrolling 413 patients, including 329 adult burn patients and 84 pediatric patients. Through these studies we were able to determine burn assessment accuracy in both healing and non-healing wounds.

As of December 31, 2024, our proprietary and clinically validated database for burns is comprised of approximately 340 billion pixels of image data. This database presents both a significant barrier to entry to would-be competitors in wound care healing assessment, and a potential additional commercial opportunity for us to develop further indications in the future.

Other DeepView Programs in Development

Funding from the U.S. government has also allowed us to develop additional “Horizon” indication uses of our DeepView System, including DeepView SnapShot® M, DeepView AI 3-D wound measurement technology, and other indications, including diabetic foot ulcers which the Company has done significant work on to date. We believe that our DeepView System’s use in emergency rooms, trauma and burn centers and other would care facilities should be expanded to provide greater utility of the DeepView System in such settings.

DeepView SnapShot M

In addition to our DeepView System, our primary additional technology is the DeepView SnapShot M, a fully handheld, portable, wireless diagnostic tool based on the DeepView System’s AI platform. The DeepView SnapShot M provides a potential enhanced and expanded use for the U.S. government and emergency care, first responders and potentially home health care professionals. On June 23, 2021, we were awarded a two-year, $1.1 million, Sequential Phase II Small Business Technology Transfer (“STTR”) contract by the DHA within the U.S. Department of Defense. This funding enables us to research and develop the DeepView SnapShot M product primarily for military and combat settings. In April 2023, we were awarded a $4.0 million grant from the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense, to develop our DeepView SnapShot M device in a Phase III feasibility and commercialization study. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In September 2024, we received an additional $0.9 million from MTEC for further development of the handheld device. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development. These grants, along with prior awards from DHA, bring our funding total for our DeepView SnapShot M to over $7.2 million. The funding will be used to support military battlefield burn evaluation using DeepView SnapShot M.

3-D Wound Measurement Technology

We are also currently developing 3-D software-based wound measurement technology for our DeepView System. This technology will produce rapid, accurate and easy-to-use wound size measurement images to produce an accurate 3-D tissue representation from a single image snapshot enabling length, width and area measurements with sub-millimetric accuracy without reference to any attendant markers or manually placed stickers or multiple images. We believe this is a significant improvement over current wound size measurement technologies which are limited in their ability to measure all three wound dimensions (length, width and area) or are otherwise cumbersome, requiring reference markers/stickers or multiple images to determine would size measurements. Our 3D wound measurement technology calculates the total body surface area (“TBSA”) of a wound. This technology will be integrated into our DeepView System This technology enhancement will not only generate the TBSA measurement, but will also indicate the “healing” versus “non-healing” burn tissue area. This is a critical step in assuring that these alternative medical solutions will be successful in-patient applications. The 3-D wound size measurement tool has completed the proof-of-concept phase. We are currently developing this technology in cooperation with BARDA.

Business Focus and Milestones

Our current focus is to fulfill our contractual obligations and meet milestones under our BARDA PBS contract (described in further detail below); and to pursue other indications for the commercialization of the DeepView System in the UK, United States and EU. Our near-term goals related to the BARDA PBS contract are to deliver on the current phase of the contract (Phase 1a), and to complete the remaining phases of the BARDA PBS contract. Completion of these contractual phases support our long-term goal of entering a federal procurement contract with BARDA.

We intend to submit a De Novo application to the FDA for market authorization of the burn application by the end of the first half of 2025. In 2023, we received our ISO 13485:2016 certification for Medical Devices. Our certification audit was completed in the first quarter of 2024, without any exceptions. In parallel, we are in the process of scheduling the DeepView System Technical Documentation audit necessary to obtain the CE Mark and UKCA certificates to allow market access in the EU and UK, respectively. In March, Spectral completed its UKCA Mark registration for the full DeepView System for our burn indication.

DeepView in Practice

DeepView is a predictive analytics platform that combines AI algorithms and MSI imaging for an assessment of wound healing potential. It is non-invasive, non-radiation, non-laser and does not require the use of injectable dye. This integration can be characterized into four distinct components: DeepView imaging, data extraction, AI model building and AI wound healing potential assessment. The DeepView AI- Burn software is used with the DeepView SnapShot imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing burned tissue within an image.

●	The DeepView technology consists of patented proprietary multi-spectral optics and sensors that can classify wound tissue physiology and capture the viability of various biomarkers within the skin.

●	The imaging technology extracts appropriate imaging data, processes the image and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds and the output takes approximately 20 to 25 seconds.

●	DeepView’s proprietary optics can extract millions of pixels of data or AI model features from each raw image. This information is then used to build and continually improve the AI model, which is trained and tested against a proprietary and clinically validated database of approximately 340 billion pixels of image data as of December 31, 2024.

●	The AI algorithm then seeks to produce an objective, accurate, and immediate binary wound healing assessment. This assessment would be graphically represented to the clinician through a colored overlay of the original image that annotates the portion of the wound that is predicted to be non-healing over a specified period of time – 21 days (See Figure 2 below).

Figure 2 — Illustration of DeepView’s binary decision assist output where the colored region marks the predicted non-healing portion of the wound.

The DeepView System is designed to assist clinicians in making accurate, timely, and informed decisions regarding the treatment of the patient’s wound. DeepView provides physicians with an immediate assessment of a burn wound’s healing potential with a binary outcome determination. We have conducted three large clinical studies with multiple sites across the United States, enrolling 413 patients, including 329 adult burn patients and 84 pediatric burn patients. Through these studies, we were able to determine burn assessment accuracy in both surgery and non-surgical treatment.

See the table below for an analysis of the current DeepView System’s benefits to patient care:

Burn
Current Time to Decision	21 Days
DeepView® Time to Decision	Day 1
DeepView® Estimated Cost savings	~$24,000 per stay

Key Strengths

We believe the following key strengths will help us to maintain and grow our business going forward:

Market Leading Technology

We have developed proprietary AI algorithms and imaging technology to assist clinicians to make more accurate and efficient treatment decisions in managing a patient’s wounds. This technology is the result of 13 years of research and development, thousands of hours of user feedback, and most importantly, the continual commitment to ensuring that the output from DeepView answers a clinical question that is meaningful to physicians. We own and control the entirety of our data pipeline. We only rely on images and data that the DeepView System collects in a controlled clinical environment and do not rely on stock images or databases for our algorithms. All optical technology has been developed in-house and is specifically engineered to collect this imaging data. A current image of our cart-based DeepView System appears below in Figure 3.

Figure 3 — DeepView Generation 3 System

Unmet Clinical Need

The biggest unmet need for clinicians treating burn wounds is the lack of a diagnostic tool that provides an objective wound healing determination on “Day One.” The treatment pathway for these wounds can be generally characterized by a subjective initial assessment from the physician followed by multiple weeks of clinical observation to assess whether or not the wound responded to treatment. Burn wounds are primarily staged by their penetration depth into the skin and involvement of tissues below the skin in severe cases. Burn wounds are diagnosed by expert clinical opinion without the aid of objective diagnostic tools that provide a wound healing prediction. Furthermore, the current methods of diagnosis rely on a “wait and see” approach that results in prolonged hospital stays and costly delays in the delivery of definitive treatment. Our goal is to eliminate these costly delays between initial screening and the delivery of a definitive treatment using AI algorithms applied to our proprietary multispectral wound images.

Significant Market Opportunity

Geography — DeepView has the potential to service a large total addressable market. We estimate that there are over 57,000 sites of clinical care in which the technology could be placed in the United States and over 20,000 sites across the UK and EU. For all geographies, these sites include both acute inpatient hospitals and outpatient sites of care, in order to include physician offices. As we expand from the United States into the UK and EU, we will consider follow-on markets for commercial expansion, including the Middle East, among others.

Pipeline Applications — Though we are currently focused on the burn application for DeepView, there are other pipeline applications that we are considering for future commercialization. As noted above, we have already received U.S. government funding for the development of our DeepView SnapShot® M fully handheld device for use in combat, military and home health care uses. In connection with our BARDA contract, we are working on expanding the indication usage of the DeepView System to incorporate a wound and burn measurement tool for clinicians. We have completed significant work on DFU and will continue to evaluation the predictive use of the DeepView System for the DFU indication as the Company moves into 2025 and beyond. We have also explored the technology’s potential for the assessment of wound bed preparation, critical limb ischemia, level of lower limb amputation selection, post-operative perfusion assessment for peripheral interventions, and military applications. For all future pipeline applications we will leverage our data analytics algorithms to improve predictive analyses. With any new application, we would need to conduct one or more clinical studies to collect enough patient data to appropriately support algorithm development for each new application. These new algorithms could easily be uploaded onto existing DeepView devices in the future. From a regulatory perspective, we believe that these follow-on applications would all follow a 510(k) clearance process although in some cases, we may need to follow the De Novo classification or premarket approval pathway if we are not able to identify a predicate, or if use of the device for a new indication is classified as a Class III device.

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

Significant Wound Data Repository from Artificial Neural Network

As of December 31, 2024, approximately 340 billion pixels of proprietary image data have been acquired and utilized for the deep learning algorithms training. This presents a significant barrier to entry to would-be competitors in wound care healing assessments. The data collection to clinical output, the flow, quality and control of the data pipeline is managed entirely by us. Our DeepView System uses deep learning on its wound data repository to recognize patterns and correlations of injured tissue spectral signatures to produce reliable and reasonable assessment for clinicians to make accurate and faster treatment decisions. We believe that our strategic partnerships with various leading medical institutions and healthcare providers in the United States and Europe will enable us to access high quality image data and build the world’s leading wound biopsy tissue database. Our AI algorithms are designed and trained to the clinical “ground truth” that has been verified and vetted by various U.S. government agencies and leading clinicians in their respective fields. They have not yet been reviewed or cleared by FDA.

Strategic Partnerships

We have developed strategic partnerships with multiple clinical and academic partners. In the United States, we are currently engaged with leading research hospitals that are enrolling subjects for our Burn AI training study. In the EU and UK, we have partnered with the Royal College of Surgeons Ireland, as well as key opinion leaders to provide us with greater knowledge in the wound care sector. In July 2024, we entered into a memorandum of understanding with PolyNovo, Ltd. to assist in the expansion of our DeepView System throughout Australia by utilizing the Australian Special Access Scheme. As of December 31, 2024, the Company was accepted into the Special Access Scheme with three hospitals in Melbourne, Perth and Sydney and anticipates delivering the DeepView Systems to those institutions in the first quarter of 2025. Our partnerships with these institutions provide us with the opportunity to collaborate with leading wound care providers to develop effective early stage wound assessment technology. We utilize these strategic partnerships to support the ongoing clinical validation studies we are using to develop our algorithmic model. Each of our clinical study/trials include certain protocol requirements to ensure a uniform testing process for our technology.

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

Several companies have developed wound imaging systems for wounds; however, these systems incorporate technology such as spatial frequency domain imaging, thermal imaging, photographic documentation, hyperspectral imaging, and near-infrared imaging that provide physiologic data to the physician. Ultimately, this physiologic data appears to only provide an indirect linkage to wound healing and does not display a binary result of “healing vs. non-healing.” Furthermore, the majority of systems in the wound care space are merely documentation tools that record measurements of the wound for health record purposes and still rely upon subjective clinician opinion for treatment decisions. The advent of a novel technology such as the DeepView System not only has the potential to disrupt the therapeutic pathway within the wound care market, but also to create a new diagnostic market for wound care that did not exist previously for clinics and physicians, subject to successful development of the device and FDA marketing authorization. As noted above, although our previous DeepView Systems received 510(k) clearance, and we have received FDA BDD clearance for our DeepView GEN 3 System, there can be no assurance that we will be able to obtain market authorization in the US or EU, especially as the Company seeks a De Novo clearance with the FDA.

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

United States

Subject to our receipt of the necessary regulatory marketing authorization, we intend to market our DeepView System using internal and third-party resources to inpatient and outpatient sites of care throughout the United States. As noted above, subject to our receipt of the necessary regulatory marketing authorization, our business is expected to have two revenue streams, a SaaS model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and an imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithm updates. The capital sale component will be competitively priced for acceptance into independent practices and clinics.

Given our receipt of the UKCA mark for our burn indication, commercial sales are expected to commence in 2025 for the burn indication in the UK. In the United States, the Company will continue to perform under its new BARDA contract with respect to the burn indication and will receive significant governmental funding prior to seeking FDA clearance of the DeepView System in the first half of 2025.

Reimbursement

We expect to utilize our post-market clinical evidence and health economic impact analysis to submit to NHS for reimbursement for its Burn indication in the United Kingdom. Upon more market penetration, we will apply for NICE certification. In the United States, we expect the DeepView System will be used in both inpatient and outpatient sites of service. The process of reimbursement varies greatly between the two. The DeepView burn indication will be used both in EDs and Burn Centers. As clinical evidence is developed and utilization increases over the next several years, we plan to apply for Current Procedural Terminology (CPT®) codes.

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

Manufacturing Arrangements

We currently outsource all our manufacturing to a Contract Manufacturer. Cobalt Product Solutions (“Cobalt”), located in Plano, Texas, is involved with manufacturing the current generation DeepView System and we anticipate that they will continue to do so for the foreseeable future.

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

Our technology is protected with issued and/or allowed patents across nine families of active patents:

●	Burn/Wound Classification on MSI and Photoplethysmography (“PPG”);

●	Tissue classification on MSI and PPG;

●	Amputation site analysis on MSI, machine learning (“ML”) and healthcare matrix;

●	DFU healing potential prediction and wound assessment on MSI, ML and healthcare matrix;

●	High-precision, multi-aperture, MSI snapshot imaging;

●	Wound assessment based on MSI;

●	Burn/histology assessment based on MSI and ML;

●	High-precision, single-aperture MSI snapshot imaging; and

●	Topological characterization and assessment of tissues using MSI and ML

We have 12 issued and allowed U.S. patents with 6 U.S. patent applications pending. We have 18 issued and allowed international patents with 29 foreign and international patent applications pending.

In addition, we support the development of our brand and product offerings through trademark protection at the United States Patent and Trademark Office. As of December 31, 2024, we maintain a portfolio of 68 trademarks and nine trademark applications pending relating to our DeepView System product offerings. Our trademarks and pending trademark applications are spread over nine jurisdictions mostly in the UK the EU and China. It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets. We will continue to look to protect our intellectual property in the United States, UK and the EU as those are the first commercial markets for our products and rely on third party experts to assist in doing this.

Facilities

Our corporate headquarters is located in Dallas, Texas, where we occupy approximately 11,000 square feet of space under a lease agreement. In April, 2024, the Company executed an extension of its existing lease agreement for our corporate headquarters which expires on February 29, 2028.

Human Capital Resources and Employees

We employ a growing and highly skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

We continued to expand our workforce in 2024 as we continue to build a focused and highly skilled team. At December 31, 2024 we had 78 full-time employees in the United States and UK. In 2025, we anticipate new hires will be made in all areas, in particular in operations, sales, marketing, and government contracts. This will further enable us to meet our technology, IP, clinical, regulatory, and commercial goals in 2025 and beyond.

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

We have incurred substantial net losses since our inception. For the year ended December 31, 2024 and the year ended December 31, 2023, on a consolidated basis, we incurred a net loss of $15.3 million and $20.9 million, respectively, and on a consolidated basis our cash balance at December 31, 2024 was $5.2 million. We had an accumulated deficit of approximately $48.1 million as of December 31, 2024. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, legal, and general and administrative expenses associated with our operations.

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

Our business, prospects, results of operations and financial condition depend upon our ability, alone or with others, to complete the development of our DeepView System, including receipt of the necessary regulatory clearances, approvals, or classifications and thereafter to successfully commercialize our DeepView System. In addition, though we are currently focused on the burn application for DeepView, there are other pipeline applications that we are considering for future commercialization. However, we may be unable to achieve these goals. Approval or clearance from the FDA and comparable regulatory bodies may never be obtained. We also may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by medical device companies in rapidly evolving fields. Our failure to receive the necessary approvals and clearances and to successfully commercialize our DeepView System would have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We receive funding from a contract by the DHA within the U.S. Department of Defense, which enables us to research and develop a fully portable, handheld version of our DeepView System and has been extended through the second quarter of 2025. We were previously awarded a $1.1 million, Sequential Phase II STTR contract by the DHA within the U.S. Department of Defense, which is paid to us monthly, as well as a STTR Phase I and initial Phase II contract from the DHA.

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

We also are party to a Research Project Award agreement with the Advanced Technology International as Consortium Manager for MTEC. This agreement extends the DHA Phase II contract for the development of the handheld device of the DeepView System. Under the terms of this agreement, MTEC will pay us a firm fixed fee based upon our achievement of certain milestones (such as development of the image technology in the handheld device, validation of the design and development of a handheld device from the current cart-based system, completion of verification testing builds, and development of commercialization plan) through April 5, 2025. However, there are no assurances that we will achieve the contract milestones on a timely basis, or at all. Failure to receive the fee under the contract could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition.

We may need additional funding to finance our planned operations and may not be able to raise capital when needed, which could force us to delay clinical trials necessary to market our products or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, the Company have the right to sell to B. Riley up to $10,000,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement. Additionally, On March 20, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30,000,000 of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In 2024, the Company received $12,500,000 of prepaid advances from Yorkville (the “Pre-Paid Advance”) in the form of convertible promissory notes (the “Convertible Notes”).

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

The DeepView System requires a De Novo classification.

In the United States, since the DeepView System utilizes a novel approach to wound healing prediction that has not been previously classified by the FDA and it is not substantially equivalent to any existing device on the market, it requires a De Novo classification. If we wish to market modified versions of DeepView System, we will need to make this determination before doing so and document our conclusion regarding the necessity of further regulatory review. The FDA may review such determinations and may not agree with our decisions regarding whether new 510(k), PMA, or De Novo classifications are necessary. If we are found to be marketing our products for off-label uses or indications for use that have not received the requisite clearances, approvals, De Novo classifications, or certifications, we might become subject to FDA and other competent authorities’ enforcement action or have other resulting liability. In addition, if the FDA or the competent authorities in the EU member states and EEA countries determine that our promotional materials or training constitute promotion of a use which is unapproved, not cleared, not covered by the De Novo classification order, not covered by a CE mark, or not in compliance with other regulatory authorities’ requirements, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, an injunction, product seizures, consent decrees, civil fines, criminal penalties, import detention, import refusals, or import alerts.

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

In order to mitigate these risks, we perform regularly scheduled visits with our contract manufacturer and routinely inspect the quality and performance of the device in accordance with federally mandated standards and certification standards of the International Organization for Standardization (“ISO”). Our current contract manufacturer, Cobalt Product Solutions, is located within a short driving distance from our headquarters and allows our employees to have hands-on interaction and timely inspections of the device. However, a future pandemic, epidemic or other infectious disease outbreak could hinder or prevent continued hands-on and timely inspections of the device and the facilities.

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

We believe that educating notable industry key opinion leaders and clinicians about the merits and benefits of our DeepView System, including safety, performance, ease of use and efficiency will be critical for increasing the adoption of our device. Widespread adoption of new medical device technologies typically follows early adoption and promotion by key opinion and thought leaders in the relevant sectors. We have taken steps to address this by establishing strong relationships with leading U.S. hospitals around the country. The Company has enrolled subjects in its validation studies in clinical and academic sites across the US and the EU across well-known medical facilities. The Company has also signed with international partners, including well-respected institutions in the field. We believe that we will be able to leverage these relationships to access other institutions and individuals, which should increase awareness and early adoption of our technology in the United States, UK and EU. U.S. adoption will also benefit from the potential future BARDA funding of technology placement for burns applications.

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

Our growth plans may place a significant strain on our management and operational, financial and personnel resources. In order to execute our strategy, we will need to hire additional individuals. These hires include product management, marketing and highly technical engineering roles. Furthermore, some of these hires will be in the UK and/or Europe to support our European strategy. Though we have never undertaken this level of growth, our management team has instituted a long-term hiring plan with key dates that ensure the individual is hired and trained months before the strategy must be executed. Furthermore, our ability to implement our strategy requires effective planning and management control systems. Therefore, our future growth and prospects will depend on our ability to manage this growth.

We expect to significantly increase the size of our organization over the next several years. As a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.

As of March 25, 2025, we had 76 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs, clinical and sales and marketing. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities. Any failure or delay in the development of our internal sales, marketing, distribution and compliance capabilities could delay any product launch, which would adversely impact the commercialization of our product. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.

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

The success of our algorithms depends on our significant repository of proprietary image data.

As of December 31, 2024, approximately 340 billion pixels of proprietary image data have been acquired and utilized for the deep learning algorithms training. We believe this presents a significant barrier to entry to would-be competitors in wound care healing assessments. The data collection to clinical output, the flow, quality and control of the data pipeline is managed entirely by us. Our DeepView System uses deep learning on its wound data repository to recognize patterns and correlations of injured tissue spectral signatures to produce reliable and reasonable assessment for clinicians to make accurate and efficient treatment decisions.

We have developed strategic partnerships with multiple clinical and academic partners in the United States and Europe. Through our strategic partnerships with multiple clinical and academic partners, we are able to access large, diverse and specific sets of wound data inputs to develop, validate and improve our DeepView algorithms efficiently and effectively. We believe we have the pre-eminent proprietary clinical wound database. The depth and quality of our proprietary data is critical to developing a leading wound assessment technology with demonstrated clinical need across burn and other indications with a positive impact on health economics and patient outcomes, while safeguarding patient data and privacy. If we were no longer able to access or receive this data, it would have a material adverse effect on our business, prospects, results of operations and financial condition.

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

As of the date of this annual report, we have 12 issued and allowed U.S. patents with 6 U.S. patent applications pending. We have 18 issued and allowed international patents with 29 foreign and international patent applications pending. We protect our DeepView System trademarks primarily in four classes: pre-recorded/downloadable software, surgical, medical apparatus, computer and scientific services and medical and healthcare services. As of December 31, 2024, we maintain a portfolio of 68 trademarks and nine trademark applications pending relating to our DeepView and SnapShot product offerings. Our trademarks and pending trademark applications are spread over nine jurisdictions mostly in China, the UK and the EU. It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets. We will continue to primarily focus on protecting our intellectual property in the United States, UK and the EU as those represent the first significant commercial markets for our products.

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

Additionally, certain of our patent applications relate to software inventions. Software-related patents in general are susceptible to validity or patentability challenges before the USPTO or in other judicial or quasi-judicial proceedings for being directed to non-statutory subject matter under 35 U.S.C. §101.

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

On September 12, 2023, following completion of the Company’s business combination with Rosecliff Acquisition Corp I (the “Business Combination”) our Common Stock and our Warrants were listed on the Nasdaq under the symbols “MDAI” and “MDAIW,” respectively. Unlike an underwritten initial public offering of our securities, the initial listing of our securities as a result of the Business Combination did not benefit from the following:

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

The Company amended the exercise price of the Company’s publicly-traded warrants from $11.50 to $2.75 per share in November 2024. The change in the exercise price may provide incentive to investors to exercise the public warrants. There can be no assurance that the public warrants will be exercised in part or in full, nor can there be any assurance that the change in exercise price has any positive impact on the Company’s stock price or will contribute in any meaningful way in the raising of additional operating capital for the Company from the aggregate exercise price from the exercise by holders of the public warrants.

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

As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. In addition, we are required, pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, as amended (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the accounting for complex equity arrangements, financial statement close process and in the design and operation of internal controls involving accruals and unbilled revenue.

We have implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting to remediate this material weakness. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, engaging financial consultants to enable the implementation of internal control over financial reporting, and enhancing the functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows. We expect to incur additional costs to remediate the control deficiencies identified, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities. Our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls, procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

In addition, the shares of our Common Stock reserved for future issuance under the Spectral AI, Inc. 2023 Equity Incentive Plan, which was approved and adopted by the Company at its first annual meeting following the Business Combination (“Equity Incentive Plan”) in May 2024, will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the Equity Incentive Plan is expected to equal approximately 8,000,000 shares.

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

Outstanding warrants to purchase an aggregate of 8,433,333 shares of Common Stock will become exercisable in accordance with the terms of the Warrant Agreement governing those securities. Each warrant originally entitled the registered holder to purchase one share of Common Stock at a price of $11.50 per full share. As noted above, in November 2024, the Company reduced the exercise price from $11.50 per full share to $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Warrants may exercise its Warrants only for a whole number of shares. This means that only a whole warrant may be exercised at any given time by a holder of Warrants. To the extent such warrants are exercised, additional shares of the Common Stock will be issued, which will result in dilution to the holders of the Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of the Common Stock.

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

We recognize that third parties that provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To manage third-party risk, we maintain a third-party risk management program,which is designed to assess the security controls of our third parties. The assessment methodology is based on risk and relies on the data, access, connectivity, and criticality of the services that the third-party offers.

We maintain relationships with legal counsel to inform our cybersecurity and data privacy programs.

As of December 31, 2024, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company. We face risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business.

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

Holders

As of March 26, 2025, there were at least 1,600 holders of record of 25,317,196 shares of our Common Stock and 15 holders of record of our redeemable warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2024, we awarded options and restricted stock units to key employees (including our named executive officers) for retention, engagement and bonus compensation awards. These awards are designed to align a portion of our named executive officers’ compensation with the interests of our existing stockholders and to build retention value by incentivizing our named executive officers to remain in our service.

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

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to the 2018 Plan and 2022 Plan have been replaced with a corresponding award to be issued pursuant to the 2023 Plan. No new grants will be made under the 2022 Plan and the 2018 Plan and all outstanding grants under the 2018 Plan and 2022 Plan will be assumed by the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000. The Board of Directors may increase the number of shares in the Plan by adding additional shares on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. No new shares were added to the Plan in 2025. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of December 31, 2024, under the 2023 Plan, 3,594,488 shares of common stock were issuable upon exercise of outstanding options and 169,400 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 4,236,113 shares remain available for issuance through grants of future options. RSUs awarded under the 2023 Plan for the purchase of common stock will vest based on continued service which is generally three years or based on the achievement of market terms as set forth in the individual awards. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has, from time-to-time, approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Securities

Yorkville Standby Equity Purchase Agreement

On March 20, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30,000,000 of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). Sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. While the Convertible Notes were outstanding, Yorkville was able to issue share purchase notices, as described in the SEPA.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville had previously agreed to advance to the Company, in the form of convertible promissory notes (the “Convertible Notes”), an aggregate principal amount of up to $12,500,000 million (the “Pre-Paid Advance”), which was paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5,000,000 with a fixed conversion price of $3.16. The Company received $4,600,000 in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville if needed to exceed the beneficial ownership limitation and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4,600,000, which was the $5,000,000 second Pre-Paid Advance net of $400,000 of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2,300,000, which is the $2,500,000 third Pre-Paid Advance net of the $200,000 of the 8% original issue discount, with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of the Convertible Note issue in connection with each Pre-Paid Advance was12 months after the issuance date of such Convertible Note.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date, if any. In October 2024, the Company and Yorkville agreed to amend the Installment Dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances was paid in full on February 17, 2025. As of December 31, 2024, $7,768,508 of the outstanding balance of the Pre-Paid Advances was paid in cash and $2,400,000 has been paid in shares of the Company issued under the SEPA. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option. The Company paid no interest relating to the Convertible Notes.

B. Riley Committed Equity Facility

On December 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $10,000,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement (such transaction, the “B. Riley Transaction”). We have previously raised $2.7 million from share issuances under the B. Riley Transaction. The Company maintained the right to raise up to $3,000,000 of shares of its Common Stock from the B. Riley transaction upon execution of the SEPA with Yorkville.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the B. Riley transaction or the Yorkville SEPA, as is described in the Company’s final prospectuses related to the B. Riley Transaction (Registration No. 333-276406), as filed with the SEC on January 2, 2024, and the Yorkville Transaction (Registration No. 333-278610), as filed with the SEC on February 1, 2024. For a description of the use of the proceeds generated from the different financings, see “Item 1. Business.”

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

Overview

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView® System, an internally developed multi-spectral imaging device that has previously received FDA breakthrough device designation status for an earlier version. Given our recent receipt of the UKCA mark for burn indication on our DeepView System, we expect to begin commercialization activities in the United Kingdom in 2025. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication which is supported by the BARDA PBS contract.

For burn wounds, a non-healing assessment could aid the clinician in making an immediate and objective determination for appropriate candidates for surgery, as well as determining what specific areas of the burn wound will require excision and skin grafting. We have conducted three large clinical studies with multiple sites across the United States, enrolling 413 burn patients, including 329 adult and 84 pediatric patients. Through these studies, we were able to quantify the burn assessment accuracy in patients undergoing both surgical and non-surgical treatment. In December 2023, we initiated a pivotal clinical study seeking enrollment of 240 patients, including 180 adult and 60 pediatric patients through multiple sites across the United States in both burn center and emergency departments. By the end of 2024, the Company had completed the enrollment of the pivotal clinical study with 267 patients, including 146 at burn centers, 121 at emergency departments across 22 sites across the United States. As part of the total 267 patients enrolled, 42 pediatric patients were included from burn centers and another 42 pediatric patients were included from emergency departments.

We have not generated any product revenue to date. We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds, particularly from the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the HHS Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (the “NSF”), the National Institute of Health (the “NIH”) and the Defense Health Agency (the “DHA”). Since 2013, we have received approximately $281.9 million in funding awards from government contracts, primarily from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and further our clinical trials.

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

In addition to our PBS BARDA Contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView® System (the “MTEC Agreement”). In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In March 2024, we received an additional $0.5 million award from the DHA to further this development, for a total contract value of approximately $2.8 million.

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

Business Combination

On September 12, 2023, following completion of the Business Combination, the Company began trading its shares of the Company Common Stock and the Public Warrants on the Nasdaq Global Market (the “Nasdaq”) under the symbols “MDAI” and “MDAIW”, respectively.

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

Other Income (Expense)

In 2024, other income (expense) consists of fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement, net interest income, borrowing related costs related to the Yorkville convertible notes, including the 8% original issue discount and 7% repayment premium as may be applicable per each Pre-Paid Advance, change in fair value of notes payable, change in fair value of warrant liabilities, changes in fair value of derivatives, and foreign exchange transaction gains/losses. In 2023, other income (expense) consists of transaction costs related to the Business Combination, net interest income, change in fair value of warrant liabilities and foreign exchange transaction gain/losses. Historic foreign exchange transaction loss primarily relates to changes in the exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with currency translation costs associated with purchasing British pound sterling for payment of our employees and vendors in the UK.

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

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes these metrics for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Research and development revenue	$29,581	$18,056	$11,525
Gross profit	13,274	7,880	5,394
Gross margin	44.9%	43.6%	1.2%
Operating loss	(6,582)	(12,984)	6,402
Net loss	(15,315)	(20,854)	5,539
Adjusted EBITDA	(5,540)	(11,732)	6,192

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Research and development revenue	$29,581	$18,056	$11,525
Cost of revenue	(16,307)	(10,176)	(6,131)
Gross profit	13,274	7,880	5,394

Operating costs and expenses:
General and administrative	19,856	20,864	(1,008)
Total operating costs and expenses	19,856	20,864	(1,008)
Operating loss	(6,582)	(12,984)	6,402

Other income (expense):
Net interest income	14	172	(158)
Borrowing related costs	(2,965)	-	(2,965)
Change in fair value of warrant liability	(4,633)	335	(4,968)
Change in fair value of notes payable	(220)	-	(220)
Foreign exchange transaction loss	(43)	(24)	(19)
Transaction costs	(615)	(8,342)	7,727
Total other expense, net	(8,462)	(7,859)	(603)

Loss before income taxes	(15,044)	(20,843)	(5,799)
Income tax provision	(271)	(11)	(260)
Net loss	$(15,315)	$(20,854)	$(5,539)

Research and development revenue

	Year Ended December 31,		Change in
	2024	2023	$	%

Research and development revenue	$29,581	$18,056	$11,525	63.8%

Research and development revenue was $29,581 for the year ended December 31, 2024, an increase of 63.8% compared to the comparable period in 2023, reflecting more activity as we completed work under the PBS BARDA Contract and in the awards and work performed under the Company’s other U.S. governmental contracts.

For the year ended December 31, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows:

	Year Ended December 31,		Change in
	2024	2023	$	%

BARDA	$27,903	$17,027	$10,876	63.9%
Other U.S. governmental authorities	1,678	1,029	649	63.1%
Total research and development revenue	$29,581	$18,056	$11,525	63.8%

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change in
	2024	2023	$	%

Cost of revenue	$16,307	$10,176	$6,131	60.2%
Gross profit	13,274	7,880	5,394	68.5%
Gross margin	44.9%	43.6%

Cost of revenue for the year ended December 31, 2024 was $16.3 million, an increase of 60.2% compared to the comparable period in 2023, due to increased development activity to fulfill our U.S. governmental contracts, consistent with increased research and development revenue.

Gross margin for the year ended December 31, 2024 was 44.9%, an increase from 43.6% as compared to the comparable period in 2023, due to more direct labor attributed to the PBS BARDA Contract as a component of the overall development activity and the higher reimbursement rate under the PBS BARDA Contract, executed in September 2023, than the rate in the BARDA Burn II contact.

General and Administrative Expense

	Year Ended December 31,		Change in
	2024	2023	$	%

General and administrative expense	$19,856	$20,864	$(1,008)	(4.8)%

General and administrative expense was $19.9 million, for the year ended December 31, 2024, a decrease of 4.8% as compared to the comparable period in 2023. Non-revenue generating research and development activities have decreased by approximately $2.1 million for the year ended December 31, 2024 compared to the comparable period in 2023 due to an overall increase in the percentage of work performed on the PBS BARDA Contract in 2024. The reduction was offset by an increase of approximately $1.1 million related to other administrative expenses for the year ended December 31, 2024, compared to the comparable period in 2023. This expense also reflects the consistent headcount at the Company from the prior year.

Other income (expense)

	Year Ended December 31,		Change in
	2024	2023	$

Net interest income	$14	$172	$(158)
Borrowing related costs	(2,965)	—	(2,965)
Change in fair value of warrant liabilities	(4,633)	335	(4,968)
Change in fair value of notes payable	(220)	—	(220)
Foreign exchange transaction loss, net	(43)	(24)	(19)
Other income (expenses), including transaction costs	(615)	(8,342)	7,727
Total other income (expense), net	$(8,462)	$(7,859)	$(603)

Net interest income for the year ended December 31, 2024 primarily relates to cash interest received or (paid) by us from our deposit accounts.

Borrowing related costs increased $3.0 million for the year ended December 31, 2024, as compared to the comparable period in 2023 due to debt issuance costs and payments of the discount and premium related to the Yorkville Convertible Notes that were expensed during fiscal year 2024.

Change in fair value of warrant liabilities decreased by approximately $5.0 million for the year ended December 31, 2024 as compared to the comparable period in 2023. The decrease reflects changes in the fair value of the Public Warrants, which were issued in September 2023 and repriced in December 2024.

Change in fair value of notes payable decreased by approximately $0.2 million for the year ended December 31, 2024, as compared to the comparable period in 2023, which reflects the total change in the fair value of the Yorkville notes issued in 2024.

Foreign exchange transaction loss for the year ended December 31, 2024 is immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. Foreign exchange transaction loss for the year ended December 31, 2023 relates to the decreased exchange rate between the U.S. dollar and the British pound sterling during 2023 for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Other income (expenses), including transaction costs for the year ended December 31, 2024 primarily relate to legal, professional, and service fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement. Other income (expenses), including transaction costs for the year ended December 31, 2023 primarily relate to non-recurring legal, accounting, and consulting costs expended for the Business Combination.

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

The following table presents our Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(15,315)	$(20,854)
Adjust:
Depreciation expense	10	9
Provision for income taxes	271	11
Net interest expense	(14)	(172)
EBITDA	(15,048)	(21,006)
Additional adjustments:
Stock-based compensation	1,032	1,243
Borrowing related costs	2,965	-
Change in fair value of warrant liability	4,633	(335)
Change in fair value of notes payable	220	-
Foreign exchange transaction (gain) loss	43	24
Other (income) expenses, including transaction costs	615	8,342
Adjusted EBITDA	$(5,540)	$(11,732)

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had approximately $5.2 million in cash, notes payable of $2.8 million, and no long-term debt. We had an accumulated deficit of approximately $48.1 million. The Company incurred a net loss of $15.3 million during the year ended December 31, 2024 and had working capital (current assets less current liabilities) of approximately ($7.5) million as of December 31, 2024. Net cash used in operating activities was $9.1 million for the year ended December 31, 2024.

In November and December 2024, the Company issued 3,896,781 shares for gross proceeds of approximately $4.5 million to certain institutional investors through at-the market equity issuances, stock option exercises and the conversion of the Company’s wholly-owned subsidiary, Spectral IP, Inc. (“Spectral IP”), convertible promissory note into shares of the Company’s common stock.

On December 26, 2023, we entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock (the “ELOC”). The Company maintained the right to raise up to $3,000,000 of shares of its Common Stock from the B. Riley transaction upon execution of the SEPA with Yorkville, which is described in more detail below.

On March 20, 2024, the Company also entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the 19.99% of the shares of Common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”) and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.3 million, which is the $2.5 million third Pre-Paid Advance net of the $0.2 million of the 8% original issue discount. As of December 31, 2024, $7.8 million of the outstanding balance of the Pre-Paid Advances was paid in cash and $2.4 million was paid in shares of the Company issued under the SEPA. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option.

We have historically funded our operations through the issuance of notes and the sale of common stock, along with payments under governmental contracts for research and development activity.

In September 2023, the Company executed its third contract with BARDA for a multi-year PBS BARDA Contract, valued at up to approximately $150.0 million. This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView for commercial development and distribution purposes. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval.

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

Based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, will be sufficient to fund operations for at least one year beyond the release date of these consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company may continue to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville SEPA as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(9,199)	$(13,240)
Net cash provided by financing activities	9,575	3,844

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by approximately $4.0 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily driven by changes in operating liabilities including accrued expenses and deferred revenue, partially offset by a decrease in net loss. The lower net loss is a result of higher research and development revenue due to increased BARDA activity and lower non-operating transaction costs in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased approximately $5.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily attributable to the proceeds of $2.7 million from the ELOC, proceeds of $13.1 received from the sale of the Company’s Common Stock and the principal amount of the notes payable from the Pre-Paid Advances under the SEPA, partially offset by $7.8 million of repayments of notes payable as compared to proceeds of $3.4 million from the issuance of Common Stock and operating cash received upon closing of the Business Combination of $0.7 million during the year ended December 31, 2023.

Current Indebtedness

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.3 million, which is the $2.5 million third Pre-Paid Advance net of the $0.2 million of the 8% original issue discount, with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances is to be paid by February 2025. As of December 31, 2024, the Company has made aggregate installment payments on the Pre-Paid Advances in the amount of $10.2 million, of which $7.8 million was settled in cash and $2.4 million was settled in shares. Of the aggregate installment payments, $9.4 million relates to the repayment of the principal, $0.8 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium. As of December 31, 2024, $7.8 million of the outstanding balance of the Pre-Paid Advances was paid in cash and $2.4 million has been paid in shares of the Company issued under the SEPA. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option.

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

On October 1, 2024, the note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Company’s common stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations.

On October 1, 2024, Spectral IP amended its existing $1,000,000 promissory note to extend the term from one to two years, reduce the interest rate from 8.00% to 4.00% per annum and to provide a conversion feature for shares of the Company’s common stock in satisfaction of the outstanding principal and accrued but unpaid interest. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Company’s common stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right.

For the year ended December 31, 2023, we did not have any transactions with related parties.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Determination of the Fair Value of Equity-Based Awards

We measure stock options and other stock-based awards granted to directors, employees, and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have issued stock options, restricted stock awards and restricted stock units with time-based vesting conditions and record the expense for these awards using the ratable method. We have also issued restricted stock units that vest upon the achievement of certain market conditions. We determine the fair value of time-based vesting restricted stock awards granted based on the fair value of our common stock. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the risk-free interest rate and expected dividends, and the contractual term as the expected term of the award. We determine the fair value of restricted stock units that vest upon the achievement of certain market conditions using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

Due to insufficient trade history of our common stock, we are unable to estimate the future volatility of our share price and instead estimate our expected volatility from the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors, which is based on the average of the time-to-vesting and the contractual life of the options. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For grants to non-employees, the relevant accounting literature allows entities to use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2024 and 2023.

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

We may take advantage of these provisions until the last day of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026; (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues; (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and we have been a public company for at least 12 months and have filed one annual report on Form 10-K; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Not required.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation as of the year ended December 31, 2024, our Chief Financial Officer has concluded that we successfully remediated the material weaknesses related to (i) our lack of communication within management and internal departments regarding complex and unusual arrangements and (ii) that the Company did not maintain adequately designed controls to ensure the proper recording of operating expenses, related accruals and unbilled revenue in the correct period. However, our remediation and testing continue for the material weakness (iii) that our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. As a result of the material weakness in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of December 31, 2024. As a result, certain control activities in our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. This control deficiency could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.

Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weaknesses

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These efforts include:

●	engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;

●	strengthening, formalizing, documenting and testing accounting processes and internal controls, specifically regarding accrued expenses and contract reviews and improving the information flow throughout the organization to allow for timely communication of new agreements and transactions;

●	engaging consultants to provide additional technical accounting expertise; and

●	enhancing functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.

Management’s Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective at the reasonable assurance level, due to the material weakness outlined above.

We believe progress was made in 2024 to enhance and strengthen our internal control over financial reporting. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight. Management remains committed to remediating this material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is set forth under the captions “Executive Officers of the Registrant”, “Proposal No. 1 – Election of Directors” and “Board of Directors and Committees” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The information required by this Item 11 is set forth under the caption “Executive Officer and Director Compensation” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is set forth under the captions “Share Ownership” and “Outstanding Equity Awards at Fiscal Year End 2024” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is set forth under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Committees” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

SPECTRAL AI, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Spectral AI, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral AI, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 31, 2025

SPECTRAL AI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$5,157	$4,790
Accounts receivable, net	2,505	2,346
Inventory	425	230
Deferred offering costs	-	283
Prepaid expenses	1,289	1,452
Other current assets	746	801
Total current assets	10,122	9,902

Non-current assets:
Property and equipment, net	2	12
Right-of-use assets	1,971	778
Total Assets	$12,095	$10,692

Commitments and contingencies (Note 8)

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,035	$2,683
Accrued expenses	3,210	4,300
Deferred revenue	960	2,311
Lease liabilities, short-term	201	853
Notes payable	422	436
Notes payable – at fair value	2,365	-
Warrant liabilities	6,451	1,818
Total current liabilities	17,644	12,401
Lease liabilities, long-term	1,702	-
Total Liabilities	19,346	12,401

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 22,594,877 and 16,294,935 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	40,847	31,065
Accumulated other comprehensive income	3	12
Accumulated deficit	(48,103)	(32,788)
Total Stockholders’ Deficit	(7,251)	(1,709)
Total Liabilities and Stockholders’ Deficit	$12,095	$10,692

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Research and development revenue	$29,581	$18,056
Cost of revenue	(16,307)	(10,176)
Gross profit	13,274	7,880

Operating costs and expenses:
General and administrative	19,856	20,864
Total operating costs and expenses	19,856	20,864
Operating loss	(6,582)	(12,984)

Other income (expense):
Net interest income	14	172
Borrowing related costs	(2,965)	-
Change in fair value of warrant liabilities	(4,633)	335
Change in fair value of notes payable	(220)	-
Foreign exchange transaction loss, net	(43)	(24)
Other expenses, including transaction costs	(615)	(8,342)
Total other expense, net	(8,462)	(7,859)

Loss before income taxes	(15,044)	(20,843)
Income tax provision	(271)	(11)
Net loss	$(15,315)	$(20,854)
Net loss per share of common stock
Basic and Diluted	$(0.85)	$(1.48)
Weighted-average common shares outstanding
Basic and Diluted	17,934,218	14,087,586

Other comprehensive income:
Foreign currency translation adjustments	$(9)	$12
Total comprehensive loss	$(15,324)	$(20,842)

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2022, after effect of Business Combination	13,170,148	$1	$23,929	$-	$(11,934)	$11,996
Issuance of common stock upon Business Combination	1,154,173	1	(2,375)	-	-	(2,374)
Issuance of common stock to settle accounts payable	33,333	-	150	-	-	150
Issuance of shares for transaction costs	966,667	-	4,350	-	-	4,350
Private placement equity issuance	744,667	-	3,351	-	-	3,351
Financing equity issuance	40,000	-	101	-	-	101
Stock-based compensation	30,318	-	1,243	-	-	1,243
Stock option exercises	155,629	-	316	-	-	316
Cumulative translation adjustment	-	-	-	12	-	12
Net loss	-	-	-	-	(20,854)	(20,854)
Balance at December 31, 2023	16,294,935	$2	$31,065	$12	$(32,788)	$(1,709)
Stock-based compensation	-	-	1,032	-	-	1,032
Issuance of common stock under the SEPA	1,744,694	-	3,154	-	-	3,154
Issuance of shares under convertible note - related party	540,996	-	1,422	-	-	1,422
Sale of common stock	3,603,298	-	3,997	-	-	3,997
Stock option exercises	281,857	-	177	-	-	177
Vesting of restricted stock units	129,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	(15,315)	(15,315)
Balance at December 31, 2024	22,594,877	2	40,847	3	(48,103)	(7,251)

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(15,315)	$(20,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10	9
Stock-based compensation	1,032	1,243
Amortization of right-of-use assets	578	713
Issuance of shares for transaction costs	-	4,350
Change in fair value of warrant liabilities	4,633	(335)
Change in fair value of notes payable	220	-
Costs from issuance of common stock	372	-
Issuance of shares for borrowing related costs	1,143	-
Changes in operating assets and liabilities:
Accounts receivable	(159)	(52)
Inventory	(195)	(230)
Unbilled revenue	-	618
Prepaid expenses	163	(377)
Other assets	55	(404)
Accounts payable	1,426	(935)
Accrued expenses	(1,090)	1,359
Deferred revenue	(1,351)	2,311
Lease liabilities	(721)	(656)
Net cash used in operating activities	(9,199)	(13,240)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,060	3,351
Cash received in Business Combination	-	660
Proceeds from notes payable	12,096	-
Proceeds from notes payable - related party	1,000	-
Payments for notes payable	(7,758)	(483)
Stock option exercises	177	316
Net cash provided by financing activities	9,575	3,844
Effect of exchange rate changes on cash	(9)	12
Net increase (decrease) in cash	367	(9,384)
Cash, beginning of period	4,790	14,174
Cash, end of period	$5,157	$4,790

Supplemental cash flow information:
Cash paid for interest	$11	$29
Cash paid for taxes	$11	$114

Noncash operating and financing activities disclosure:
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$1,771	$483
Issuance of common stock for net liabilities upon Business Combination	$-	$3,034
Prepaid asset acquired, net of cancellation, for debt and accounts payable	$-	$744
Issuance of common stock to settle accounts and notes payable	$3,207	$150
Deferred offering costs included in accrued expenses	$-	$182
Issuance of common stock to settle deferred offering costs	$-	$101

The accompanying notes are an integral part of these consolidated financial statements

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

Nature of Operations

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characters invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wound’s capacity to heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds.

Spectral AI is devoting substantially all of its efforts towards research and development of its DeepView® Wound Imaging System, currently focused on burn wounds, specifically engineered to allow physicians to make a more accurate, timely and informed decision for treatment options. The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with Medical Technology Enterprise Consortium (“MTEC”).

In September 2023, the Company executed its third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of DeepView® for commercial development and distribution purposes. The PBS BARDA Contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval. As of December 31, 2024, the Company has $22.9 million remaining under the initial award under the PBS BARDA Contract.

In April 2023, the Company received a $4.0 million grant from MTEC for a project that is expected to be completed by April 2025 (the “MTEC Agreement”). The MTEC Agreement is for the development of a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In March 2024, we received an additional $0.5 million award from the Defense Health Agency (“DHA”) to further this development. As of December 31, 2024, the Company has $1.9 million and $0.1 million remaining to receive under the MTEC and DHA awards, respectively.

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

On October 1, 2024, the note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Company’s common stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations.

On October 1, 2024, Spectral IP amended its existing $1,000,000 promissory note to extend the term from one to two years, reduce the interest rate from 8.00% to 4.00% per annum and to provide a conversion feature for shares of the Company’s common stock in satisfaction of the outstanding principal and accrued but unpaid interest. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Company’s common stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion ‘right’.

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

Liquidity

As of December 31, 2024 the Company had approximately $5.2 million in cash, and an accumulated deficit of $48.1 million. As of December 31, 2024, the Company had approximately $2.8 million in notes payable and no long-term debt as of either period. See Note 7.

On December 26, 2023, we entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, the Company has the right, in our sole discretion, to sell to B. Riley up to $10.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock (the “ELOC”). We have previously raised $2.7 million from share issuances under the B. Riley transaction. The Company maintained the right to raise up to $3.0 million of shares of its Common Stock from the B. Riley transaction upon execution of the SEPA with Yorkville, which is described in more detail below.

On March 20, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the 19.99% of the shares of Common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”) and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.3 million, which is the $2.5 million third Pre-Paid Advance net of the $0.2 million of the 8% original issue discount. As of December 31, 2024, $7.8 million of the outstanding balance of the Pre-Paid Advances was paid in cash and $2.4 million was paid in shares of the Company issued under the SEPA. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option.

In March 2024, the Company received an additional $0.5 million award from the Defense Health Agency to further the development related to the DHA Agreement.

On June 3, 2024, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the listing requirement relating to a minimum market value of its listed securities of $35.0 million. On December 20, 2024, the Company received a “moot” letter from Nasdaq confirming that the Company has regained compliance with all applicable listing standards for its continued listing on the Nasdaq Capital Market. We cannot assure you that our securities will continue to be listed on Nasdaq. If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If our securities are delisted, we may face limitations in utilizing the SEPA and the ELOC.

As of December 31, 2024, based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the B. Riley ELOC, and the Yorkville Transaction, and certain research and development cost-saving measures, will be sufficient to fund operations for at least one year beyond the release date of these consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the B. Riley ELOC and Yorkville Transaction as currently structured, including if the Company is no longer listed on Nasdaq or another securities exchange. On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group, with an initial draw-down of $8.5 million. In connection with the debt financing, the Company also raised $2.7 million of equity financing from institutional investors as well as existing UK investors. The financing includes the potential for up to almost $25.0 million after the completion of certain development and financing milestones for the second tranche of debt financing. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral IP, Inc. and Spectral DeepView Limited. Significant inter-company transactions and balances have been eliminated in consolidation.

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

Segments

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Chairman of the Board in conjunction with the Company’s executive management team manages the Company’s operations on an aggregate basis for the purpose of allocating resources.

The Company has one operating segment. The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies.

The Company’s method for measuring profitability includes net income (loss), which the chief operating decision-maker uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income(loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the chief operating decision-maker are consistent with those reported on the Company’s consolidated statement of operations as well as research and development expenses which are disclosed in the footnotes to these financial statements. Certain expenses are reviewed for purposes of assessing operating activities and resource allocation for the Company. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash is held in US, UK, and Ireland financial institutions.

Accounts Receivable, Net and Unbilled Revenue

Accounts receivable represent amounts due from US government agencies pursuant to research and development contracts associated with the Company’s DeepView® System.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts as of December 31, 2024 and December 31, 2023.

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

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2024 and December 31, 2023, receivables were concentrated from one customer (which is a US. government agency) representing 85% and 92% of total net receivables, respectively.

One customer (which is a U.S. government agency) accounted for 94% for the year ended December 31, 2024 and 95% for the year ended December 31, 2023 of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the year ended December 31, 2024, the Company did not have write-downs for obsolete inventory.

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

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly-owned subsidiaries Spectral MD Holdings LLC, Spectral MD, Inc., and Spectral IP is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The functional currency of Spectral DeepView Limited, an Irish private limited company, is its local currency, the Euro. The assets and liabilities of Spectral MD UK and Spectral DeepView Limited, are translated into US. Dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable reporting period. Translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. As of December 31, 2024 and December 31, 2023, the Company’s translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the US dollar are translated at exchange rates in effect as of the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the consolidated statements of operations. For the year ended December 31, 2024, the Company recorded approximately $43,000 of net foreign exchange transaction losses. For the year ended December 31, 2023, the Company recorded approximately $24,000 of net foreign exchange transaction losses. These amounts primarily relate to one of the Company’s bank accounts being denominated in British Pounds and certain accounts payable denominated in British Pounds.

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

During the years ended December 31, 2024 and 2023, the Company did not have any financing leases.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of December 31, 2024, there are 8,433,333 Public Warrants Outstanding. Each warrant entitles the registered holder to purchase one share of Company Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Company Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.75 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of December 31, 2024, there are 73,978 Angel Warrants to purchase Company Common Stock outstanding.

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

We receive funding from a contract by the DHA within the U.S. Department of Defense, which enables us to research and develop a fully portable, handheld version of our DeepView System and has been extended through the second quarter of 2025. We were previously awarded a $1.1 million Sequential Phase II STTR contract by the DHA within the U.S. Department of Defense, which is paid to us monthly, as well as a STTR Phase I and initial Phase II contract from the DHA.

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

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the years ended December 31, 2024 and 2023, research and development expense was $19.3 million and $15.1 million, respectively, of which $16.3 million and $10.2 million, respectively, is related to the combined BARDA and MTEC contracts and included in cost of revenue and $3.0 million and $4.9 million, respectively, is included in general and administrative expenses.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of December 31, 2024 and December 31, 2023 that qualify for either recognition or disclosure in the consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company did not have any interest or penalties during the years ended December 31, 2024 and 2023 and did not have any interest or penalties accrued as of December 31, 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income (loss) disclosures, the Company does not record deferred taxes for the net changes in the foreign currency translation adjustment, as it intends to indefinitely reinvest undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this standard on January 1, 2024, with no impact on its consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2024, with no impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this guidance in the year ended December 31, 2024 with no material impact on the consolidated financial statements and disclosures. See Segment policy above for additional information.

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

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair value measured as of December 31, 2024
	Fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$6,451	$6,409	$-	$41
Short-term notes payable- Yorkville	2,365	-	-	2,365
	$8,816	$6,409	$-	$2,406

	Fair value measured as of December 31, 2023
	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$1,818	$1,771	$-	$47

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2024 and 2023.

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

The following table presents changes in Level 3 warrant liabilities measured at fair value for the years ended December 31, 2024 and 2023 (in thousands):

Balance - January 1, 2023	$129
Change in fair value	(82)
Balance - January 1, 2024	$47
Change in fair value	(6)
Balance - December 31, 2024	$41

Both observable and unobservable inputs were used to determine the fair value of warrants that the Company has classified within the Level 3 category. Unrealized gains and losses associated with warrant liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The following table provides quantitative information regarding Level 3 warrant liability fair value measurements inputs at their measurement:

	December 31,	December 31,
	2024	2023

Strike price (per share)	$7.32	$7.32
Contractual term (years)	2.5	3.5
Volatility (annual)	70.6%	71.2%
Risk-free rate	4.3%	4.0%
Dividend yield (per share)	0.0%	0.0%

Valuation of short-term notes payable – Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on March 20, 2024 (see Note 7). The estimate of the fair value as of December 31, 2024 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market.

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses as a component of other income (expense) in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common stock price.

The following table provides a rollforward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs (in thousands):

Balance as of January 1, 2024	$-
Addition of short-term notes payable	11,500
Principal repayments	(9,355)
Fair value adjustment	220
Balance as of December 31, 2024	2,365

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

December 31,
2024

Expected term (years)	0.05 – 0.13
Volatility (annual)	100%
Risk-free rate	4.34 – 4.35%

Valuation of forward options in B. Riley ELOC and Yorkville SEPA

The B. Riley ELOC and Yorkville SEPA are accounted for as derivatives and will be recognized at fair value. The Company has determined the fair value of the purchase put option in the Company’s shares to be immaterial. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2024, the Company determined there were immaterial changes in derivative liability fair value related to the B. Riley ELOC the Yorkville SEPA. The Company recorded no liability for the forward issuance contract, as there are no such contracts outstanding at December 31, 2024.

5. RESEARCH AND DEVELOPMENT REVENUE

For the years ended December 31, 2024 and 2023, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Year Ended December 31,
	2024	2023
BARDA	$27,903	$17,027
Other U.S governmental authorities	1,678	1,029
Total revenue	$29,581	$18,056

The following table presents the activity in the Company’s contract liabilities during the year ended December 31, 2024 (in thousands):

	December 31, 2023 Balance	Additions	Reductions	December 31, 2024 Balance
Contract liabilities:
Deferred revenue	$2,311	$6,396	$(7,747)	$960
Total contract liabilities	$2,311	$6,396	$(7,747)	$960

6. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Salary and wages	$2,196	$1,910
Operating expenses	355	1,563
Benefits	410	720
Taxes	188	107
Non-operating expenses	60	-
Total accrued expenses	$3,210	$4,300

7. NOTES PAYABLE

The Company entered into the Yorkville Convertible Notes, the Related Party Note, and financing arrangements for a portion of its Directors and Officers insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
			Year Ended December 31,		December 31,	December 31,
	Amount Financed	Interest Rate	2024	2023	2024	2023

Yorkville Convertible Notes	$12,500	0.0%	$9,355	$-	$2,365	$-
Related Party Note	1,000	8.0%	1,000	-	-	-
2024 Insurance Note	596	8.4%	174	-	422	-
New 2023 Insurance Note	631	8.6%	436	195	-	436
2023 Insurance Note	151	9.7%	-	113	-	-
2022 Insurance Note	376	6.7%	-	175	-	-
			$10,965	$483	$2,787	$436

Yorkville Convertible Notes

On March 20, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $30.0 million of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $12.5 million (the “Pre-Paid Advance”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on March 20, 2024 in the amount of $5.0 million with a fixed conversion price of $3.16. The Company received $4.6 million in cash, net of the 8% original issue discount. On May 14, 2024, the shareholders voted to approve the reservation and issuance of shares to Yorkville to exceed the Exchange Cap and the second Pre-Paid Advance was disbursed on May 16, 2024 in the amount of $4.6 million, which is the $5.0 million second Pre-Paid Advance net of $0.4 million of the 8% original issue discount, with a fixed conversion price of $2.03. The third Pre-Paid Advance was disbursed on July 17, 2024 in the principal amount of $2.3 million, which is the $2.5 million third Pre-Paid Advance net of the $0.2 million of the 8% original issue discount, with a fixed conversion price equal to 120% of the average VWAP during the three trading days immediately prior to the issuance of the note. The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The Company paid no interest relating to the Convertible Notes.

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issued in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances is to be paid by February 2025. As of December 31, 2024, the Company has made aggregate installment payments on the Pre-Paid Advances in the amount of $10.2 million, of which $7.8 million was settled in cash and $2.4 million was settled in shares. Of the aggregate installment payments, $9.4 million relates to the repayment of the principal, $0.8 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium. As of December 31, 2024, the aggregate outstanding principal balance of the Yorkville Convertible Notes is $2.1 million. As of December 31, 2024, $7.8 million of the outstanding balance of the Pre-Paid Advances has been paid in cash and $2.4 million was paid in shares of the Company issued under the SEPA. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option.

As the SEPA is an equity-linked contract that does not qualify for equity classification, any expenses incurred will be recognized in the consolidated statements of operations and comprehensive loss within borrowing related costs. For the year ended December 31, 2024, the Company recognized $1.1 million in issuance costs related to the 8% original issue discount for the SEPA.

Related Party Note

On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the acquisition and development of a health care related artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, at an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Company’s common stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right.

Insurance Notes

The Company finances its director and officer liability insurance premiums over a term of less than one year. The Company has determined that the carrying amounts of all of the insurance notes approximate fair value due to the short-term nature of borrowings and current market rates of interest.

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

9. LEASES

The Company leases office space for its principal office in Dallas, Texas, which was amended in April 2024 to extend the lease term to expire in February 2028. The lease amendment also included a landlord-provided tenant improvement allowance of up to $0.3 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements under the lease and, as such, reflected the $0.3 million lease incentive as a reduction in lease liabilities and right-of-use assets. As of December 31, 2024, the Company has not yet incurred any leasehold improvement costs that were paid for by the lessor.

During 2023, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease that expired in March 2024. The lease was renewed in March 2024, however the Company has excluded this lease from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows used in operating leases	$894	$744
Right-of-use assets exchanged for operating lease liabilities	$1,771	$483
Weighted average remaining lease term (in years)	3.2	1.0
Weighted average discount rate	8.5%	8.5%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the consolidated statement of operations (in thousands):

	Year Ended December 31,
	2024	2023
Operating leases
Operating lease cost	$751	$802
Variable lease cost	407	357
Operating lease expense	1,158	1,159
Short-term lease rent expense	149	110
Total rent expense	$1,307	$1,269

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking, and property taxes under an office space lease.

As of December 31, 2024, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ended December 31, 2025	$527
Year ended December 31, 2026	850
Year ended December 31, 2027	871
Year ended December 31, 2028	149
Total	2,397
Less: imputed interest	(167)
Less: tenant improvement allowance	(327)
Operating lease liabilities	$1,903

10. STOCKHOLDERS’ EQUITY

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

In November and December 2024, the Company issued 2,415,900 shares for aggregate net proceeds of approximately $3.1 million to certain institutional investors through at-the market equity issuances.

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

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to the 2018 Plan and 2022 Plan have been replaced with a corresponding award issued pursuant to the 2023 Plan. No new grants will be made under the 2022 Plan and the 2018 Plan and all outstanding grants under the 2018 Plan and 2022 Plan will be assumed by the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000, plus the number of shares that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of December 31, 2024, under the 2023 Plan, 3,594,488 shares of common stock were issuable upon exercise of outstanding options and 169,400 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 4,236,112 shares remain available for issuance through grants of future options. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has from time-to-time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

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

On February 29, 2024, pursuant to the 2022 Plan, the Company granted both its CFO and CEO awards of RSUs up to 150,000 shares of the Company’s common stock. The two awards together had a grant date fair value of approximately $0.6 million using a Monte Carlo simulation model. The portion of RSUs that are market-based awards will vest partially based on achievement of stock price targets of the Company’s common stock. 37,500 RSUs vest when the 180-day VWAP meets or exceeds $8.00 per share, 37,500 RSUs vest when the 180-day VWAP meets or exceeds $10.00 per share. The market-based conditions must be met in order for the market-based portion of the RSU awards to vest, and it is therefore possible that certain awards ultimately would not vest. 75,000 RSUs are not market-based and will vest over the continued service period of three years. The grant date fair value of each RSU grant is expensed over the requisite service period. Compensation expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

On February 29, 2024, the Company amended the terms of the January 3, 2024 RSU grant to its then-CFO to provide for identical vesting terms to those provided in the February 29, 2024 RSU grant. The Company determined the amended RSU grant represents a modification of the original award, however, the incremental compensation cost of the amendment was not material.

In October 2024, in connection with the resignation of the then-CEO, 300,000 unvested RSUs were forfeited and the Company granted 100,000 RSUs that immediately vested to the then-CEO. The previously recognized compensation cost related to the forfeited RSUs was reversed upon forfeiture, and the fair value of the awards granted in October 2024 was expensed as of the grant date.

A summary of RSU activities for the year ended December 31, 2024 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2024	58,197	$4.65
Granted	550,000	$1.98
Vested	(129,097)	$0.99
Forfeited	(309,699)	$2.24
Nonvested as of December 31, 2024	169,401	$1.73

During the year ended December 31, 2024 and 2023, the Company granted 550,000 and 58,197 restricted stock units, respectively, with a weighted-average grant date fair value of $1.98 per share and $4.65 per share, respectively. As of December 31, 2024, total unrecognized compensation expense related to restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Legacy Spectral’s stock became publicly traded on June 22, 2021 on the AIM Market of the London Stock Exchange, and lacks company-specific historical and implied volatility information. On September 11, 2023 the Company completed the Business Combination and was listed on NASDAQ under the symbol MDAI. Legacy Spectral estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Spectral AI continues to estimate its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of Legacy Spectral’s and Spectral AI’s stock options for employees has been determined utilizing the simplified method by taking an average of the vesting periods and the original contractual terms for each award. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that Legacy Spectral and Spectral AI have never paid cash dividends and Spectral AI does not expect to pay any cash dividends in the foreseeable future.

The Company’s stock options generally vest ratably annually over 3 years and have a contractual term of 10 years. In applying the Black Scholes option pricing model, the Company used the following assumptions for stock options granted during the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Fair value of common stock	$1.51	$4.57
Expected term (years)	4.8	6.0
Volatility (annual)	66%	72%
Risk-free rate	4.2%	3.6%
Dividend yield (per share)	0%	0%

A summary of stock options activity for the year ended December 31, 2024 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	3,598,944	$2.20	6.5	$8,087
Options granted	643,437	$1.55
Options forfeited	156,156)	$3.88
Options cancelled	(209,880)	$3.56
Options exercised	(281,857)	$1.07
Outstanding as of December 31, 2024	3,594,488	$2.01	6.0	3,825
Options vested and exercisable as of December 31, 2024	2,941,842	$1.87	5.5	3,285

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $0.90 and $3.20 per share, respectively.

As of December 31, 2024, there was approximately $0.7 million of unrecognized stock-based compensation related to stock option grants that will be amortized over a weighted average period of 0.8 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $1.03 million for the year ended December 31, 2024 and $1.2 million for the year ended December 31, 2023 in general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2018, the Company granted 973,803 stock options to investors (the “Investor Options”) that were approved by the Board of Directors outside of the 2018 Plan. During the year ended December 31, 2023, 34,779 of the Investor Options were exercised and the remaining 904,245 Investor Options expired in November 2023. The Investor Options had an exercise price of $2.06 per share. As of December 31, 2024, there is no unrecognized stock-based compensation expense related to the Investor Options.

12. INCOME TAXES

Effective Tax Rate

The overall effective tax rate (“ETR”) for the Company, as calculated under ASC 740 guidance for the years ended December 31, 2024, and 2023 is (1.78%) and (0.10%), respectively. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	2024	2023
Federal income tax rate	21.00%	21.00%
State income tax benefit	(0.65)%	(0.10)%
Impact of non-U.S. Earnings	(0.63)%	0.10%
Permanent items	(7.34)%	(8.20)%
Return to provision adjustments	(0.05)%	0.00%
Non-deductible stock compensation	(1.03)%	(1.10)%
Non-deductible executive compensation	(1.35)%	0.00%
Tax Credits	0.16%	0.00%
Difference and changes in tax rates	0.06%	0.00%
Other	0.01%	0.00%
Change in valuation allowance	(11.95)%	(11.82)%
Effective income tax rate	(1.78)%	(0.10)%

The above schedule beaks out the key components of the ETR. The main drivers between the federal statutory rate of 21% and ETR of (1.78%) are permanent adjustments and change in valuation allowance.

Components of Income Tax Expense/(Benefit)

The components of income tax expense/(benefit) for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Current
US Federal	$157	$(5)
US State	114	15
Total current provision	271	10
Total provision for income taxes	$271	$10

The Company is in a taxable loss position for the year ending December 31, 2024. The current tax expense of $271,000 is resulting from a reversal of a federal income tax refund and the gross margin tax for the Company’s state filing in Texas.

Deferred Income Taxes

The main components of deferred tax assets/(liabilities) for the periods ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$4,518	$2,419
Capitalized research expenses	870	717
Stock-based compensation	337	278
Lease liabilities	-	179
Tax credits	118	44
Other	81	875
Total deferred income tax assets	6,661	4,512
Deferred income tax liabilities:
Right-of-use assets	(412)	(163)
Lease liabilities	(75)	-
Other	-	-
Total deferred income tax liabilities	$(487)	$(163)
Net deferred income tax assets	$6,174	$4,349
Valuation allowance	(6,174)	(4,349)
Deferred income tax assets, net of valuation allowance	-	-

Valuation Allowance Considerations

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2024, and 2023. The net change in valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $1.8 million and $3.0 million, respectively.

Section 174 Capitalization

The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct R&D expenses. Instead, taxpayers must now capitalize and amortize these costs. Capitalized Section 174 costs must be amortized over five years (15 years for expenditures attributable to foreign research) beginning with the midpoint of the tax year in which the expenditures are paid or incurred.

The Company had an estimated $1.7 million of domestic R&D expenses for the tax year ending December 31, 2024. The domestic R&D expenses will be capitalized and amortized over a five-year period.

Net Operating Losses

As of December 31, 2024 and 2023, the Company had available federal net operating loss carryforwards (“NOLs”) of $19.2 million and $11.0 million, respectively, which are available to offset future federal taxable income. Under the Tax Cuts and Jobs Act (“TCJA”), all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. Utilization of net operating losses and credits may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control. We have not performed an analysis of whether a change of control defined under Section 382 may have occurred.  Upon performing an analysis of whether an ownership change has occurred, any future NOL deductions may be limited.  However, our NOL carryforward as discussed above does not expire.

The Company is subject to taxation in the U.S and in various state, local and foreign jurisdictions. The Company’s tax returns for years 2021 through present are open to tax examinations by U.S. Federal, state, local and foreign tax authorities; however, carryforward attributes that were generated prior to January 1, 2018, remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period.

13. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the years ended December 31, 2024 and 2023, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	2024	2023
Common stock options	3,594,484	3,578,579
Common stock warrants	8,507,311	8,507,311
Unvested restricted stock units	169,399	58,197
Unvested restricted stock	-	-
Potentially dilutive securities	12,271,194	12,144,087

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

On October 1, 2024, the Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either IP Protocol or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Company’s common stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations.

In December 2024, the Company issued 540,996 shares of common stock to settle its outstanding obligations under the Note.

For the year ended December 31, 2023, the Company did not have any transactions with related parties.

15. SUBSEQUENT EVENTS

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group, with an initial draw-down of $8.5 million. In connection with the debt financing, the Company also raised approximately $2.7 million of equity financing from institutional investors, as well as existing UK investors. The financing includes the potential for up to almost $25.0 million with the completion of the milestones for the second tranche of debt financing.

The term of the financing agreement is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The Company also issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment, with an exercise price of $1.66 per share as part of the debt financing.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1†**	Business Combination Agreement, by and among Rosecliff Acquisition Corp I, Merger Sub I, Merger Sub II and Spectral MD Holdings, Ltd., dated as of April 11, 2023 (incorporated by reference to Annex A of the Registration Statement on Form S-4 (File No. 333-271566)).
3.1**	Second Amended and Restated Certificate of Incorporation of Spectral AI, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
3.2**	Amended and Restated Bylaws of Spectral AI, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
4.1**	Warrant Agreement, dated February 11, 2021, between Rosecliff Acquisition Corp I and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
4.2**	Description of the Registrant’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
4.3**	Amended and Restated Registration Rights & Lock-up Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
4.4**	Registration Rights Agreement, dated December 26, 2023, between the Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).
10.1**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
10.2**	Sponsor Warrants Purchase Agreement, dated February 11, 2021, between the Registrant and the Sponsor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.3**	BARDA Award/Contract, July 1, 2019, by and between Spectral MD, Inc. and ASPR-BARDA (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.4**	Amendment of the Solicitation/Modification of the BARDA Contract, dated August 26, 2022, by and between Spectral MD, Inc. and ASPR-BARDA (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.5**	Award/Contract for DHA, dated July 1, 2021, by and between Spectral MD, Inc. and U.S. Army Medical Materiel Development Activity (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.6**	Amendment of the Solicitation/Modification of the DHA Contract, dated July 1, 2021, by and between Spectral MD, Inc. and U.S. Army medical Materiel Development Activity (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.7**	MTEC Research Project Award, dated April 12, 2023, by and between Spectral. MD, Inc. and Advanced Technology International MTEC Consortium Manager (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.8**	Sponsor Letter Agreement, dated April 11, 2023, by and among Rosecliff Acquisition I Sponsor LLC, Spectral MD Holdings, Ltd., and Rosecliff Acquisition Corp I (incorporated by reference to Annex F of the Registration Statement on Form S-4 (File No. 333-271566)).
10.9†**	Common Stock Purchase Agreement, dated December 26, 2023, between the Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).
10.10**	Spectral MD, Inc. 2018 Long Term Incentive Plan (incorporated by referenced to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)

10.10.1**	Form of Stock Option Award Agreement under Spectral MD, Inc. 2018 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.3 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.10.2**	Form of RSU Award Agreement under Spectral MD, Inc. 2018 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.4 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11**	Spectral MD Holdings, Ltd. 2022 Long Term Incentive Plan (incorporated by referenced to Exhibit 99.2 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11.1**	Form of Stock Option Award Agreement under Spectral MD Holdings, Ltd. 2022 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.5 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11.2**	Form of RSU Award Agreement under Spectral MD Holdings, Ltd. 2022 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.6 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.12**	Spectral AI, Inc. 2023 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.12 of Registrants Form 10-K, filed with the SEC on March 29, 2024)
14**	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 of Registrants Form 10-K, filed with the SEC on March 29, 2024)
19**	Insider Trading Policy (Incorporated by reference to Exhibit 19 of Registrants Form 10-K, filed with the SEC on March 29, 2024)
21	List of Subsidiaries of the Registrant as of December 31, 2024.
23.1	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	18 U.S.C. Section 1350 Certifications of the Principal Executive Officer and the Chief Financial Officer
97**	Policy relating to recovery of erroneously awarded compensation (Incorporated by reference to Exhibit 97 of Registrants Form 10-K, filed with the SEC on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

**	Previously filed.
†	Certain portions of this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), Item 601(a)(6) or Item 601(b)(10), as applicable, promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ J. Michael DiMaio	Chairman of the Board of Directors	March 31, 2025
J. Michael DiMaio	(Principal Executive Officer)

/s/ Vincent Capone	Chief Financial Officer	March 31, 2025
Vincent Capone	(Principal Financial Officer, General Counsel And Principal Accounting Officer)

/s/ Richard Cotton	Director	March 31, 2025
Richard Cotton

/s/ Martin Mellish	Director	March 31, 2025
Martin Mellish

/s/ Deepak Sadagopan	Director	March 31, 2025
Deepak Sadagopan

/s/ Erich Spangenberg	Director	March 31, 2025
Erich Spangenberg

/s/ Marion Snyder	Director	March 31, 2025
Marion Snyder