Form 10-Q
period 2025-03-31
Spectral AI, Inc.
filed 2025-05-15
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(972) 499-4934

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MDAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $2.75	MDAIW	The Nasdaq Stock Market LLC

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

As of May 14, 2025, there were 25,747,519 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$14,061	$5,157
Accounts receivable	2,103	2,505
Inventory	437	425
Prepaid expenses	1,287	1,289
Other current assets	840	746
Total current assets	18,728	10,122

Non-current assets:
Property and equipment, net	164	2
Right-of-use assets	1,830	1,971
Total Assets	$20,722	$12,095

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,113	$4,035
Accrued expenses	3,712	3,210
Deferred revenue	663	960
Lease liabilities, short-term	474	201
Notes payable, current	244	422
Notes payable – at fair value	-	2,365
Warrant liabilities	5,106	6,451
Total current liabilities	13,312	17,644
Note payable, long-term	7,512	-
Lease liabilities, long-term	1,524	1,702
Total Liabilities	22,348	19,346

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 25,588,121 and 22,594,877 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	43,684	40,973
Accumulated other comprehensive income	20	3
Accumulated deficit	(45,332)	(48,229)
Total Stockholders’ Deficit	(1,626)	(7,251)
Total Liabilities and Stockholders’ Deficit	$20,722	$12,095

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Research and development revenue	$6,707	$6,326
Cost of revenue	(3,539)	(3,381)
Gross profit	3,168	2,945

Operating costs and expenses:
General and administrative	4,064	5,088
Total operating costs and expenses	4,064	5,088
Operating loss	(896)	(2,143)

Other income (expense):
Net interest (expense) income	(20)	14
Borrowing related costs	(581)	(276)
Change in fair value of warrant liability	4,253	20
Change in fair value of notes payable	220	66
Foreign exchange transaction loss, net	(8)	(16)
Other income (expense), including transaction costs	-	(848)
Total other income (expense), net	3,864	(1,040)

Income (loss) before income taxes	2,968	(3,183)
Income tax provision	(71)	(22)
Net income (loss)	$2,897	$(3,205)
Net income (loss) per share of common stock
Basic	$0.13	$(0.19)
Diluted	$0.11	$(0.19)
Weighted-average common shares outstanding
Basic	22,986,350	16,560,298
Diluted	24,030,518	16,560,298

Other comprehensive income (loss):
Foreign currency translation adjustments	$17	$(2)
Total comprehensive income (loss)	$2,914	$(3,207)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2024	22,594,877	$2	$40,973	$3	$(48,229)	$(7,251)
Stock-based compensation	-	-	200	-	-	200
Issuance of Common Stock (net of $158K issuance costs)	2,028,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925		543	-	-	543
Exercise of stock options	43,047		158	-	-	158
Cumulative translation adjustment	-	-	-	17	-	17
Net income	-	-	-	-	2,897	2,897
Balance at March 31, 2025	25,588,121	$2	$43,684	$20	$(45,332)	$(1,626)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2023	16,294,935	$2	$30,908	$12	$(33,071)	$(2,149)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,796	$10	$(36,276)	$(2,468)

(1)

Reflects an adjustment of $126,000 as compared to previously reported amounts as of December 31, 2024. Reflects an adjustment of $(157,000) in Additional Paid in Capital and $(283,000) in Accumulated Deficit as of December 31, 2023. See further discussion in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$2,897	$(3,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2	3
Stock-based compensation	200	283
Amortization of right-of-use assets	141	188
Change in fair value of warrant liabilities	(4,253)	(20)
Change in fair value of notes payable	(220)	(66)
Cost from issuance of common stock	-	147
Issuances of shares for borrowing related costs	241	-
Changes in operating assets and liabilities:
Accounts receivable	402	518
Inventory	(12)	2
Prepaid expenses	2	(129)
Other assets	(94)	(289)
Accounts payable	(947)	697
Accrued expenses	502	(482)
Deferred revenue	(297)	(134)
Lease liabilities	(69)	(193)
Net cash used in operating activities	(1,505)	(2,680)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,080	2,667
Proceeds from notes payable	8,285	4,600
Proceeds from notes payable - related party	-	1,000
Payments for notes payable	(1,131)	(218)
Stock option exercises	158	-
Net cash provided by financing activities	10,392	8,049
Effect of exchange rate changes on cash	17	(2)
Net increase in cash	8,904	5,367
Cash, beginning of period	5,157	4,790
Cash, end of period	$14,061	$10,157

Supplemental cash flow information:
Cash paid for interest	$11	$-
Cash paid for taxes	$11	$-

Noncash operating and financing activities disclosure:
Tenant improvement allowance payments made by the lessor directly to a third party	$164	-
Issuance of common stock to settle notes payable	$1,192	$-
Capitalized and unpaid debt issuance costs	$(25)	-

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF THE BUSINESS AND PRESENTATION

Overview

Spectral AI, Inc., a Delaware corporation (the “Company”) is an Artificial Intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characteristics invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wounds capacity to heal or not-heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds. Our focus is on our burn indication.

In February 2024, our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications. We anticipate filing a De Novo application for the DeepView System with the United States Food and Drug Administration (“FDA”) so that it may achieve Class II medical device designation. Subject to our receipt of additional necessary market authorization, our business will have two revenue streams, a SaaS (software as a service) model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

The MSI imaging technology, which comprises one part of the DeepView System, consists of patented proprietary multi-spectral optics and sensors, capturing injured tissue images ranging from near ultraviolet light, through the human visible wavelengths, all the way into the near infrared range. The broad wavelength ranges go beyond what the human eyes can see and capture what medical professionals cannot observe with their naked eyes. This wide range of wavelength images contains wound tissue physiology and captures the viability of various biomarkers within the skin and from the injured tissue spectral signatures. The imaging technology extracts appropriate clinical data, processes the image data to provide the injured tissue spectral signatures to the AI model and algorithms. The AI algorithm classifies various severities of the injuries as (i) fully damaged (non-healing), (ii) partially damaged or (iii) healthy tissue (healing) and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds, and all image processing and AI model classification takes approximately 20 to 25 seconds. Our DeepView System’s proprietary optics can extract millions of pixels of data or AI model features from each group of raw images. This information is then used to advance algorithm optimization, which is trained and tested against a proprietary and clinically validated database of approximately 340 billion pixels of image data as of December 31, 2024. The DeepView-AI Burns® software is used with the DeepView SnapShot® imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing tissue within an image.

The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and for FDA De Novo submission of our DeepView AI – Burn software. This will include the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the clinical validation study. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2025. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 100 burn centers, 700 trauma centers and 5,400 federal and community hospitals with emergency rooms where the burn patients are most likely to visit upon injury. The DeepView System provides a quick clinical decision tool for emergency room clinicians. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely fashion. In the burn centers, the DeepView System provides an advanced assessment of the non-healing areas of a burn. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

Business Combination

Spectral AI, Inc., a Delaware corporation formerly known as Rosecliff Acquisition Corp I (“Spectral AI” or the “Company”) was formed as a blank check company on November 17, 2020.

On September 11, 2023, the Company consummated a business combination (the “Business Combination”), pursuant to the business combination agreement dated April 11, 2023 (the “Business Combination Agreement”) by and among the Company, Ghost Merger Sub I, a Delaware Corporation, Ghost Merger Sub II, a Delaware corporation and Spectral MD Holdings, Ltd., a Delaware corporation incorporated on March 9, 2009 and headquartered in Dallas, Texas (“Legacy Spectral”). Upon closing of the Business Combination (the “Closing”), the Company changed its name from Rosecliff Acquisition Corp I to Spectral AI, Inc.

In conjunction with the Business Combination, the Company cancelled the redeemable warrants at the Closing that it previously issued to Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”) in connection with the Company’s initial public offering on February 17, 2021, but the 8,433,333 redeemable warrants that were previously issued to the public (the “Public Warrants”) remain outstanding.

Revision of Prior Period Financial Information

During the fourth quarter of 2023, management deferred certain costs associated with a stock offering which was completed during 2024, at which time the costs were recorded as a reduction of additional paid-in capital. Management subsequently determined that these costs should have been expensed during the fourth quarter of 2023. Accordingly, the Company has revised its consolidated statements of changes in stockholders’ deficit as of December 31, 2024, and 2023 to increase both the accumulated deficit and additional paid-in capital by $283,000.

Additionally, during the third quarter of 2023 in conjunction with the accounting for the Business Combination, the Company recognized an income tax receivable asset which should not have been recorded due to uncertainties about collectability. This receivable was written off during the fourth quarter of 2024 through income tax expense. Accordingly, the Company has revised its consolidated statement of changes in stockholders’ deficit to reduce both the accumulated deficit and additional paid-in capital by $157,000 as of December 31, 2024 and to reduce additional paid-in capital by $157,000 as of December 31, 2023. The Company has revised its consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 to reduce income tax provision and net loss by $157,000 and to revise the net loss per share accordingly as well.

The net effect of the two corrections described above is a $126,000 increase to both the accumulated deficit and additional paid-in capital as of December 31, 2024, and 2023. The Company has determined that the errors were immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral DeepView Limited, and Spectral IP, Inc. (“Spectral IP”). Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, warrant liabilities, fair value of certain debt, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets, and income tax valuation allowances. Actual results could differ from these estimates.

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

The Company’s method for measuring profitability includes net income (loss), which the chief operating decision-maker uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the chief operating decision-maker are consistent with those reported on the Company’s consolidated statement of operations as well as research and development expenses which are disclosed in the footnotes to these financial statements. Certain expenses are reviewed for purposes of assessing operating activities and resource allocation for the Company. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

Additional credit risk is related to the Company’s concentration of accounts receivable. As of March 31, 2025 and December 31, 2024, accounts receivable were concentrated from one customer (which is a US. government agency) representing 95% and 98% of total net receivables, respectively. No allowance for doubtful accounts were recorded as of March 31, 2025 and December 31, 2024.

One customer (which is a U.S. government agency) accounted for 95% for the three months ended March 31, 2025 and 96% for the three months ended March 31, 2024 of the recognized research and development revenue.

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

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity

As of March 31, 2025 and December 31, 2024, the Company had approximately $14.1 million and $5.2 million, respectively, in cash, and an accumulated deficit of $45.3 million and $48.2 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had approximately $9.5 million and $2.8 million, respectively, debt outstanding of which $9.3 million and $0 represented long-term debt as of such periods.

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group (the “Avenue Financing”), which provides for the ability to borrow up to $15.0 million with an initial draw-down of $8.5 million, see Note 6.

In addition to the debt financing, during the three months ended March 31, 2025, the Company also raised approximately $2.7 million from the issuance of common stock and warrant to institutional investors, as well as existing UK investors, see Note 8.

With the PBS BARDA Contract, the MTEC Agreement, and the Avenue Financing, the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

2. RECENT ACCOUNTING PRONOUCEMENTS

Recently Adopted Accounting Standards

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

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recently Issued Accounting Standards

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

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair value measured as of March 31, 2025
		Quoted prices	Significant other	Significant
	Fair value at March 31, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$5,106	$2,193	$-	$2,912
	$5,106	$2,193	$-	$2,912

	Fair value measured as of December 31, 2024
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2024	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$6,451	$6,409	$-	$41
Short-term notes payable – Yorkville	$2,365	$-	$-	$2,365
	$8,816	$6,409	$-	$2,406

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2025.

Fair values of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The Angel Warrants, Avenue Warrants and Investor Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Angel Warrants at March 31, 2025 was estimated using a Black-Scholes option pricing model. The fair value of the Investor Warrants and Avenue warrants at March 21, 2025 (issuance) was estimated using a simulation model, with no material changes in fair value as of March 31, 2025.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025 and 2024 (in thousands):

Balance - January 1, 2024	$47
Change in fair value	(20)
Balance - March 31, 2024	$27

Balance - January 1, 2025	$41
Fair value at issuance	2,908
Change in fair value	(37)
Balance - March 31, 2025	$2,912

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	March 31, 2025
	Angel Warrants	Investor Warrants	Avenue Warrants	December 31, 2024
Strike price (per share)	$7.32	$1.80	$1.66	$7.32
Contractual term (years)	2.2	3.0	5.0	2.5
Volatility (annual)	76.1%	79.0%	79.0%	70.6%
Risk-free rate	3.9%	3.9%	4.0%	4.3%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock, $0.0001 par value (“Common Stock”) equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of March 31, 2025, there are 8,433,333 Public Warrants outstanding. Each warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants.

In September 2021, the Company issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules relating to the London Stock Market (the “Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Common Stock based on the exchange ratio as set forth in the Business Combination agreements. As of March 31, 2025, there are 73,978 Angel Warrants to purchase Common Stock outstanding.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 21, 2025, the Company entered into the purchase agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share (the “Purchase Agreements”). In a concurrent private placement pursuant to the Purchase Agreements (the “Private Placement”), the Company agreed to sell to the investors an aggregate of 2,068,846 warrants to purchase shares of Common Stock at an exercise price of $1.80 per share (the “Investor Warrants”). The Investor Warrants, along with the shares of Common Stock issuable upon the exercise of the Investor Warrants, were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). No consideration was received by the Company for the issuance of the Investor Warrants.

As of March 31, 2025, there were 2,068,846 Investor Warrants to purchase Common Stock outstanding.

The Investor Warrants issued in connection with the Purchase Agreements are exercisable any time on or after March 20, 2025 (the “Issuance Date”) and on or prior to the close of business on the third anniversary of the Issuance Date. Additionally, the Investor Warrants issued in connection with the Purchase Agreements contain adjustment provisions in the event of (i) stock dividends and split, (ii) reclassifications of securities, (iii) issuance of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreements), (iv) pro rata distributions, (v) Fundamental Transactions (as defined in the Warrants), and (vi) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $1.30. The Investor Warrants issued in connection with the Purchase Agreements also include a “Most Favored Nation” clause which grants the holders of such Investor Warrants the right, in their sole discretion, to elect to receive more favorable terms and conditions given to a subsequent investor in a subsequent financing transaction (including, but not limited to, a lower purchase price per share, a higher warrant coverage percentage, a lower warrant exercise price, a longer warrant exercise period, more favorable anti- dilution protections, preferential liquidation rights, enhanced voting rights, reduced fees or commissions, more advantageous registration rights, or the inclusion of additional incentives such as cash bonuses, dividend preferences, or equity sweeteners). The Investor Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The gross proceeds of the Private Placement and Investor Warrants of $2.7 million were allocated to the Investor Warrants based on their fair value at issuance of $2.2 million, with the residual gross proceeds of $0.5 million allocated to the Common Stock. Total issuance costs incurred of $0.2 million were allocated between the Investor Warrants and Common Stock issued. Issuance costs allocated to the Investor Warrants of $43,000 were expensed during the three months ended March 31, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive income (loss). Issuance costs allocated to the Common Stock of $152,000 were recorded in additional paid-in-capital.

4. RESEARCH AND DEVELOPMENT REVENUE

For the three months ended March 31, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
BARDA	$6,382	$6,101
Other U.S. governmental authorities	325	225
Total revenue	$6,707	$6,326

The following table presents the activity in the Company’s contract liabilities during the three months ended March 31, 2025 (in thousands):

	December 31, 2024 Balance	Additions	Reductions	March 31, 2025 Balance
Contract liabilities:
Deferred revenue	$960	$2,188	$(2,485)	$663
Total contract liabilities	$960	$2,188	$(2,485)	$663

Research and Development Revenue

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

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of our technology. For the three months ended March 31, 2025 and 2024, research and development expense was $3.6 million and $4.3 million, respectively, of which $3.4 million and $3.4 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $0.2 million and $0.9 million, respectively, is included in general and administrative expenses.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Salary and wages	$2,619	$2,196
Operating expenses	385	355
Benefits	389	411
Non-operating expenses	60	60
Taxes	258	188
Total accrued expenses	$3,712	$3,210

6. NOTES PAYABLE

The Company entered into the Avenue Financing, the Yorkville agreement, the Related Party note and financing arrangements for a portion of its Directors and Officers (“D&O”) insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Three Months Ended March 31,		March 31,	December 31,
	Financed	Interest Rate	2025	2024	2025	2024
Avenue Capital Note Principal and Final Payment Fee	$8,500	Prime +5.25%	$-	$-	$9,250	$-
Yorkville Convertible Notes, at fair value	11,500	0.0%	2,365	-	-	2,365
2024 Insurance Note	596	8.4%	178		244	422
2023 Insurance Note	151	9.7%	-	218	218	-
			$2,543	$218	$9,494	$2,787
Unamortized debt discounts and debt issuance costs					(1,738)	-
Total debt, net					$7,756	$2,787

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of March 31, 2025.

Up to $2.0 million of the borrowings under the Avenue Financing is convertible at the lenders option, into a number of shares of common stock at a price per share equal to 120% of the exercise price of the Avenue Warrants discussed below.

As part of the Avenue Financing the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment (the “Avenue Warrants”). The Avenue Warrants have an exercise price equal to the lower of $1.66 per share and the lowest price per share paid to the Company in cash for common stock through December 31, 2025. The Avenue Warrants were determined to be classified as a liability instrument as certain terms preclude them from being considered indexed to the Company’s Common Stock.

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million as shown in the table above, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the three months ended March 31, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive income (loss).

Repayment of Yorkville Convertible Notes

During the first quarter of 2025, the Company paid the remaining $2.4 million of Yorkville Convertible Notes of which $1.2 million was settled in cash and $1.2 million was settled in shares of common stock.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Notes

The Company determined that the carrying amounts of all of the insurance notes approximate fair value due to the short-term nature of borrowings and current market rates of interest.

7. COMMITMENTS AND CONTINGENCIES

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

8. STOCKHOLDERS’ DEFICIT

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Preferred Stock”).

9. INCOME TAXES

The Company recorded an income tax provision for Texas Franchise Tax of approximately $71,000 during the three months ended March 31, 2025. In the prior year we had an income tax provision of approximately $22,000 for the three months ended March 31, 2024. The effective tax rate was 2.4% for the three months ended March 31, 2025, and 0.07% for the three months ended March 31, 2024.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2025, primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share was calculated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders - basic	$2,897	$(3,205)
Less: Change in fair value of convertible notes	(220)	-
Net income (loss) attributable to common stockholders - diluted	$2,677	$(3,205)

Denominator:
Weighted average shares of common stock outstanding - basic	22,986,350	16,560,298
Effective of dilutive securities	1,044,168	-
Weighted average shares of common stock outstanding - diluted	24,030,518	16,560,298

Net income (loss) per share of common stock - basic	$0.13	$(0.19)
Net income (loss) per share of common stock - diluted	$0.11	$(0.19)

The table below summarizes potentially dilutive securities that were excluded from the above computation of net income (loss) per common share as of the periods presented because including them would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024

Common stock options	1,971,145	3,578,579
Common stock warrants	8,507,311	8,507,311
Unvested restricted stock units	94,399	508,197
Total	10,572,855	12,594,087

11. RELATED PARTY TRANSACTIONS

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest stockholder for the development of its artificial intelligence intellectual property portfolio. The investment was structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s stockholders or if Spectral IP is sold to a third party (the “Spectral IP Note”).

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of March 31, 2025.

12. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” in our 2024 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an AI company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging (“MSI”) device that has FDA breakthrough device designation (“BDD”) status. Given our recent receipt of the UKCA mark for burn indication on our DeepView System, we expect to begin commercialization activities in the United Kingdom in 2025. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication.

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

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and for FDA De Novo submission of our DeepView AI – Burn software. This will include the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the clinical validation study. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System.

In addition to our BARDA contract, we received a $4.0 million grant award from MTEC in April 2023, which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld DeepView System device. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In March 2024, we received an additional $0.5 million award from the DHA to further this development, for a total contract value of approximately $2.8 million.

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

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is a non-GAAP measure, as it is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on adopted non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes these metrics for the years ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Research and development revenue	$6,707	$6,326	$381
Gross profit	3,168	2,945	223
Gross margin	47.2%	46.6%	0.7%
Operating loss	(896)	(2,143)	1,247
Net income (loss)	2,897	(3,205)	6.123
Adjusted EBITDA	(694)	(1,857)	1,163

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

Adjusted EBITDA

We define adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as net income (loss) excluding income taxes, depreciation of property and equipment, net interest income, stock compensation, transaction costs and any non-operating financial income and expense. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net income (loss) to Adjusted EBITDA.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Research and development revenue	$6,707	$6,326	$381
Cost of revenue	(3,539)	(3,381)	(158)
Gross profit	3,168	2,945	223

Operating costs and expenses:
General and administrative	4,064	5,088	(1,024)
Total operating costs and expenses	4,064	5,088	(1,024)
Operating loss	(896)	(2,143)	1,247

Other income (expense):
Net interest (expense) income	(20)	14	(34)
Borrowing related costs	(581)	(276)	(305)
Change in fair value of warrant liability	4,253	20	4,233
Change in fair value of notes payable	220	66	154
Foreign exchange transaction loss, net	(8)	(16)	8
Other income (expenses), including transaction costs	-	(848)	848
Total other income (expense), net	3,864	(1,040)	4,904

Income (loss) before income taxes	2,968	(3,183)	6,151
Income tax provision	(71)	(22)	(49)
Net Income (loss)	$2,897	$(3,205)	$6,102

Research and Development Revenue

	Three Months Ended March 31,		Change in
(in thousands)	2025	2024	$	%

Research and development revenue	$6,707	$6,326	$381	6.0%

Research and development revenue was $6.7 million, for the three months ended March 31, 2025, an increase of 6.0% compared to the comparable period in 2024, reflecting more activity as we completed work under the BARDA PBS contract.

For the three months ended March 31, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended March 31,		Change in
	2025	2024	$	%

BARDA	$6,382	$6,101	$281	4.6%
Other U.S. governmental authorities	325	225	100	44.4%
Total research and development revenue	$6,707	$6,326	$381	6.0%

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
(in thousands)	2025	2024	$	%

Cost of revenue	$3,539	$3,381	$158	4.7%
Gross profit	3,168	2,945	223	7.6%
Gross margin	47.2%	46.6%

Cost of revenue for the three months ended March 31, 2025 was $3.5 million, an increase of 4.7% compared to the comparable period in 2024, due to increased activity to fulfill our U.S. governmental contracts, consistent with increased research and development revenue.

Gross margin for the three months ended March 31, 2025 was 47.2%, an increase of 0.6% as compared to the comparable period in 2024. The reimbursement rate under the BARDA PBS Contract, executed in September 2023, is higher than the rate in the BARDA Burn II contact.

General and Administrative Expense

	Three Months Ended March 31,		Change in
(in thousands)	2025	2024	$	%

General and administrative expense	$4,064	$5,088	$(1.024)	(20.1)%

General and administrative expense was $4.1 million, for the three months ended March 31, 2025, a decrease of 20.1% as compared to the comparable period in 2024. Non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees, have decreased by approximately $1.1 million for the three months ended March 31, 2025 compared to the comparable period in 2024 offset by an increase of approximately $1.1 million related to other administrative expenses for the three months ended March 31, 2025 compared to the comparable period in 2024.

Other income (expense)

	Three Months Ended March 31,		Change in
(in thousands)	2025	2024	$

Net interest (expense) income	$(20)	$14	$(34)
Borrowing related costs	(581)	(276)	(284)
Change in fair value of warrant liability	4.253	20	4,233
Change in fair value of notes payable	220	66	154
Foreign exchange transaction loss	(8)	(16)	8
Other income (expenses), including transaction costs	-	(848)	848
Total other income (expense), net	$3,864	$(1,040)	$4,925

Net interest (expense) income for the three months ended March 31, 2025 primarily relates to costs related to the financing relating to the Company’s insurance policies.

Change in fair value of warrant liability increased by approximately $4.2 million for the three months ended March 31, 2025 as compared to the comparable period in 2024. The increase reflects changes in the fair value of the Company’s Public Warrants for the three-month period ended March 31, 2025. The Company repriced the Public Warrants in November 2024 to an exercise price of $2.75 from $11.50 per share. The Company’s public warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net income (loss). As a result, fluctuations in the warrant price may cause significant non-cash gains or losses, leading to volatility in reported net income.

Foreign exchange transaction loss for three months ended March 31, 2025 is immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. Foreign exchange transaction loss for the three months ended March 31, 2024 relates to the increased exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) excluding income taxes, depreciation of property and equipment, net interest income, stock compensation, transaction costs and any non-operating financial income and expense.

The following table presents our Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$2,897	$(3,205)
Adjust:
Depreciation expense	2	3
Provision for income taxes	71	22
Net interest (expense) income	20	(14)
EBITDA	2,990	(3,194)
Additional adjustments:
Stock-based compensation	200	283
Borrowing related costs	581	276
Change in fair value of warrant liability	(4,253)	(20)
Change in fair value of notes payable	(220)	(66)
Foreign exchange transaction loss	8	16
Transaction costs	-	848
Adjusted EBITDA	$(694)	$(1,857)

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025 we had approximately $14.1 million in cash, notes payable of $8.7 million, and no other long-term debt. We had an accumulated deficit of approximately $45.3 million.

We have historically funded our operations through the issuance of notes and common stock, along with payments under governmental contracts for research and development activity.

The new PBS BARDA Contract, executed in September 2023, has a total value of up to approximately $150.0 million if all future options are executed. The base phase of the PBS BARDA Contract, valued at $54.9 million, was exercised concurrently with the contract award in September 2023. To date, our total potential support from BARDA is nearly $272.9 million for our 2013, 2019, and 2023 awards. In April 2023, we received a $4.0 million grant under the MTEC Agreement. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. See “Research and Development Revenue” above. With the PBS BARDA Contract, the B. Riley Committed Equity Facility Agreement (“CEF Agreement”), funding available through the ELOC, funding available through the SEPA, and the Avenue Financing (as described below) the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

On March 21, 2025, the Company entered into (i) a Loan and Security Agreement (the “LSA”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group, as administrative agent and collateral agent and as a lender (“Avenue”) and (ii) a Supplement to Loan and Security Agreement (the “Supplement”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue. Pursuant to the LSA and Supplement, the Company has the ability to borrow up to $15.0 million in funding from Avenue with an initial draw down of $8.5 million (such transaction, the “Avenue Financing”).

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15 month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. Food and Drug Administration’s clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

The Avenue Financing also includes warrant coverage equal to 8.5% of the total funding commitment from Avenue, with an exercise price equal to the lower of (i) average of the daily volume weighted average price of Common Stock as reported for each of five (5) consecutive trading days, determined as of the end of the trading on the last trading day before the date of issuance, which was $1.66 and (ii) the lowest price per share paid to the Company by cash investors for Common Stock issued in any sale of Common Stock in a bona-fide equity raising that closes at any time commencing from March 21, 2025 through (but excluding) December 31, 2025.

On March 21, 2025, as a condition to the Avenue Financing, the Company entered into securities purchase agreements with certain investors in the United States and the United Kingdom for the sale of an aggregate of 2,076,923 shares of the Company’s Common Stock, at an offering price of $1.30 per Share which raised an additional $2.7 million.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,505)	$(2,680)
Net cash provided by financing activities	10,392	8,049

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by approximately $1.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily driven by decreased staffing levels and consulting costs and expenses resulting from the change in focus to DeepView Burn.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased to approximately $10.3 million for the three months ended March 31, 2025 as compared to $8.0 million for the three months ended March 31, 2024. This was primarily attributable to proceeds from the Avenue Financing of $8.5 million and the attendant equity raise of $2.7 million partially offset by the loan repayments on the Yorkville debt facility.

Current Indebtedness

On March 21, 2025, the Company entered into (i) a Loan and Security Agreement (the “LSA”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group, as administrative agent and collateral agent and as a lender (“Avenue”) and (ii) a Supplement to Loan and Security Agreement (the “Supplement”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue. Pursuant to the LSA and Supplement, the Company has the ability to borrow up to $15.0 million in funding from Avenue with an initial draw down of $8.5 million (such transaction, the “Avenue Financing”).

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15 month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. Food and Drug Administration’s clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

The Avenue Financing also includes warrant coverage equal to 8.5% of the total funding commitment from Avenue, with an exercise price equal to the lower of (i) average of the daily volume weighted average price of Common Stock as reported for each of five (5) consecutive trading days, determined as of the end of the trading on the last trading day before the date of issuance, which was $1.66 and (ii) the lowest price per share paid to the Company by cash investors for Common Stock issued in any sale of Common Stock in a bona-fide equity raising that closes at any time commencing from March 21, 2025 through (but excluding) December 31, 2025.

Related Party Transactions

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligent intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest stockholder for the development of its artificial intelligence intellectual property portfolio. The investment was structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s stockholders or if Spectral IP is sold to a third party (the “Spectral IP Note”).

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of March 31, 2025.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, revenue recognition, warrant liabilities, fair value of certain debt, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets, and income tax valuation allowances. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those previously disclosed.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting standards and recently issued accounting standards as of the dates of the statement of financial position included in this Form 10-Q.

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

Interest Rate Sensitivity

We maintain a large amount of our assets in cash. Our cash is held primarily in cash deposits. The fair value of our cash would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Additionally, changes to interest rates will impact on the cost of any future borrowings. With respect to our current borrowings, the interest rates on the notes are Prime plus 5.25%. Changes in prevailing interest rates could have a material impact on our results of operations.

Foreign Currency Risk

Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and United Kingdom, with an insignificant portion of expenses incurred in our wholly owned subsidiaries in the UK and denominated in British pound sterling.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2025, our Chief Financial Officer has concluded that one material weakness originating from prior periods related to our financial statement close process controls has not yet been remediated. Our remediation and testing continue for the material weakness that our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. As a result of the material weakness in our internal control over financial reporting as described above, our disclosure controls and procedures were not effective as of March 31, 2025.

Notwithstanding the identified material weakness, our management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weakness

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

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our material weakness, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the Business Combination, as is described in the Company’s final prospectus (Registration No. 333-275218), as filed with the SEC on January 2, 2024. Additionally, there has been no material change in the planned use of proceeds from the Avenue Financing, as is described in the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2025.

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

SPECTRAL AI, INC.

Date: May 15, 2025	By:	/s/ J. Michael DiMaio
	Name:	J. Michael DiMaio
	Title:	Principal Executive Officer

Date: May 15, 2025	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)