Form 10-Q
period 2025-06-30
Spectral AI, Inc.
filed 2025-08-13
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 26,730,988 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page

Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2025 and 2024, and the three and six months ended June 30, 2025 and 2024	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

Part II. Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32

Part III. Signatures	33

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$10,524	$5,157
Accounts receivable, net	1,467	2,505
Inventory	462	425
Prepaid expenses	934	1,289
Other current assets	614	746
Total current assets	14,001	10,122

Non-current assets:
Property and equipment, net	317	2
Right-of-use assets	1,691	1,971
Total Assets	$16,009	$12,095

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,986	$4,035
Accrued expenses	2,547	3,210
Deferred revenue	424	960
Lease liabilities, short-term	612	201
Notes payable, current	62	422
Notes payable – at fair value	-	2,365
Warrant liabilities	10,555	6,451
Total current liabilities	16,186	17,644
Notes payable, long-term	7,632	-
Lease liabilities, long-term	1,342	1,702
Total Liabilities	25,160	19,346

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 25,737,820 and 22,594,877 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	44,095	40,973
Accumulated other comprehensive income	52	3
Accumulated deficit	(53,300)	(48,229)
Total Stockholders’ Deficit	(9,151)	(7,251)
Total Liabilities and Stockholders’ Deficit	$16,009	$12,095

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development revenue	$5,065	$7,478	$11,772	$13,804
Cost of revenue	(2,775)	(4,164)	(6,314)	(7,545)
Gross profit	2,290	3,314	5,458	6,259

Operating costs and expenses:
General and administrative	4,413	5,756	8,477	10,844
Total operating costs and expenses	4,413	5,756	8,477	10,844

Operating loss	(2,123)	(2,442)	(3,019)	(4,585)

Other income (expense):
Net interest (expense) income	(277)	(6)	(297)	8
Borrowing related costs	(124)	(699)	(705)	(975)
Change in fair value of warrant liability	(5,449)	348	(1,196)	368
Change in fair value of notes payable	-	(167)	220	(101)
Foreign exchange transaction loss, net	(14)	(9)	(22)	(25)
Other income (expenses), including transactions costs	-	180	-	(668)
Total other income (expense), net	(5,864)	(353)	(2,000)	(1,393)

Loss before income taxes	(7,987)	(2,795)	(5,019)	(5,978)
Income tax provision	19	(69)	(52)	(91)
Net loss	$(7,968)	$(2,864)	$(5,071)	$(6,069)
Net loss per share of common stock
Basic and Diluted	$(0.31)	$(0.16)	$(0.21)	$(0.36)
Weighted average common shares outstanding
Basic and Diluted	25,421,560	17,598,357	24,409,550	17,079,328

Other comprehensive loss:
Foreign currency translation adjustments	$32	$-	$49	$(2)
Total comprehensive loss	$(7,936)	$(2,864)	$(5,022)	$(6,071)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2024	22,594,877	$2	$40,973	$3	$(48,229)	$(7,251)
Stock-based compensation	-	-	200	-	-	200
Issuance of Common Stock from debt offering (net of $158K issuance costs)	2,028,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925		543	-	-	543
Exercise of stock options	43,047		158	-	-	158
Cumulative translation adjustment	-	-	-	17	-	17
Net income	-	-	-	-	2,897	2,897
Balance at March 31, 2025	25,588,121	$2	$43,684	$20	$(45,332)	$(1,626)
Stock-based compensation	-	-	411	-	-	411
Issuance of common stock from debt offering	40,000	-	-	-	-	-
Vesting of restricted stock units	109,699	-	-	-	-	-
Cumulative translation adjustment	-	-	-	32	-	32
Net loss	-	-	-	-	(7,968)	(7,968)
Balance at June 30, 2025	25,737,820	$2	$44,095	$52	$(53,300)	$(9,151)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2023	16,294,935	$2	$30,908	$12	$(33,071)	$(2,149)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,796	$10	$(36,276)	$(2,468)
Stock-based compensation	-	-	402	-	-	402
Issuance of common stock under the SEPA	94,937	-	225	-	-	225
Vesting of restricted stock units	29,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	(2,864)	(2,864)
Balance at June 30, 2024	17,606,367	$2	$34,423	$10	$(39,140)	$(4,705)

(1)	Reflects an adjustment of $126,000 as compared to previously reported amounts as of December 31, 2024. Reflects an adjustment of $(157,000) in Additional Paid in Capital and $283,000 in Accumulated Deficit as of December 31, 2023. See further discussion in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,071)	$(6,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	5
Amortization of debt issuance costs	120	-
Stock-based compensation	611	685
Amortization of right-of-use assets	280	320
Change in fair value of warrant liabilities	1,196	(368)
Change in fair value of notes payable	(220)	101
Cost from issuance of common stock	-	372
Issuances of shares for borrowing related costs	241	-
Changes in operating assets and liabilities:
Accounts receivable	1,038	51
Inventory	(37)	(37)
Unbilled revenue	-	-
Prepaid expenses	355	203
Other assets	132	(172)
Accounts payable	(2,049)	(206)
Accrued expenses	(663)	(1,567)
Deferred revenue	(536)	(996)
Lease liabilities	(276)	(364)
Net cash used in operating activities	(4,867)	(8,042)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,080	2,667
Proceeds from notes payable, net of borrowing costs	8,260	9,200
Proceeds from notes payable - related party	-	1,000
Payments for notes payable	(1,313)	(2,736)
Stock option exercises	158	-
Net cash provided by financing activities	10,185	10,131
Effect of exchange rate changes on cash	49	(2)
Net increase in cash	5,367	2,087
Cash, beginning of period	5,157	4,790
Cash, end of period	$10,524	$6,877

Supplemental cash flow information:
Cash paid for interest	$11	$-
Cash paid for taxes	$1	$-

Noncash investing and financing activities disclosure:
Tenant improvement allowance payments made by the lessor directly to a third party	$(327)	$-
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$-	$1,771
Issuance of common stock to settle notes payable	$1,192	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF THE BUSINESS AND PRESENTATION

Overview

Spectral AI, Inc., a Delaware corporation (the “Company”) is an Artificial Intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView™ System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characteristics invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wound’s capacity to heal or not-heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds. Our focus is on our burn indication.

In February 2024, our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications. In June 2025, we filed a De Novo application for the DeepView System with the United States Food and Drug Administration (“FDA”) so that it may achieve Class II medical device designation. Following our anticipated receipt of additional necessary market authorization, our business will have two revenue streams, a SaaS (software as a service) model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

The DeepView System is comprised of the DeepView-AI Burns® software and the DeepView SnapShot® imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing tissue within an image. The MSI imaging technology within the DeepView SnapShot imaging device consists of patented proprietary multi-spectral optics and sensors, capturing injured tissue images ranging from near ultraviolet light, through the human visible wavelengths, and into the near infrared range. The broad wavelength ranges go beyond what the human eyes can see and capture what medical professionals cannot observe with their naked eyes. This wide range of wavelength images contains wound tissue physiology and captures the viability of various biomarkers within the skin and from the injured tissue spectral signatures. The imaging technology extracts appropriate clinical data and processes the image data to provide the injured tissue spectral signatures to the DeepView AI Burns software AI model and algorithms. The AI algorithm classifies various severities of the injuries as (i) fully damaged (non-healing), (ii) partially damaged or (iii) healthy tissue (healing) and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds, and all image processing and AI model classification takes approximately 20 to 25 seconds. Our DeepView System’s proprietary optics can extract millions of pixels of data or AI model features from each group of raw images. This information is then used to advance algorithm optimization, which is trained and tested against a proprietary and clinically validated database of over 340 billion pixels of image data.

The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million. This includes an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the study. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2026. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 100 burn centers, 700 trauma centers and 5,400 federal and community hospitals with emergency rooms where the burn patients are most likely to present upon injury. The DeepView System provides a quick clinical decision tool for emergency room clinicians. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely fashion. The DeepView System provides an advanced assessment of the non-healing areas of a burn in emergency rooms, trauma centers and burn centers. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

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

In conjunction with the Business Combination, the Company cancelled the redeemable warrants at the Closing that it previously issued to Rosecliff Acquisition Sponsor I LLC, a Delaware limited liability company in connection with the Company’s initial public offering on February 17, 2021, but the 8,433,333 redeemable warrants that were previously issued to the public (the “Public Warrants”) remain outstanding.

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

Additionally, during the third quarter of 2023 in conjunction with the accounting for the Business Combination, the Company recognized an income tax receivable asset which should not have been recorded due to uncertainties about collectability. This receivable was written off during the fourth quarter of 2024 through income tax expense. Accordingly, the Company has revised its consolidated statement of changes in stockholders’ deficit to reduce both the accumulated deficit and additional paid-in capital by $157,000 as of December 31, 2024 and to adjust Additional paid-in capital and $283,000 in Accumulated Deficit as of December 31, 2023. The Company has revised its consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 to reduce income tax provision and net loss by $157,000 and to revise the net loss per share accordingly as well.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

Except as described elsewhere in Note 2 under the heading “Recently accounting pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2024 and 2023.

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

The Company’s method for measuring profitability includes net loss, which the chief operating decision-maker uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income(loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the chief operating decision-maker are consistent with those reported on the Company’s consolidated statement of operations as well as research and development expenses which are disclosed in the footnotes to these financial statements. Certain expenses are reviewed for purposes of assessing operating activities and resource allocation for the Company. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Income Taxes

The Company recorded an income tax provision for Texas Franchise Tax of approximately ($19,000) and $52,000 during the three and six month periods ended June 30, 2025, respectively. The Company recorded an income tax provision of approximately $69,000 and $91,000 for the three and six month periods ended June 30, 2024, respectively. The effective tax rate was (0.2%) and 1.0% for the three and six month periods ended June 30, 2025, respectively, and 2.5% and 1.5% for the three and six month periods ended June 30, 2024, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the six months ended June 30, 2025, primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

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

Additional credit risk is related to the Company’s concentration of accounts receivable. As of June 30, 2025 and December 31, 2024, accounts receivable were concentrated from one customer (which is a US. government agency) representing 94% and 98% of total net receivables, respectively. No allowance for doubtful accounts were recorded as of June 30, 2025 and December 31, 2024.

One customer (which is a U.S. government agency) accounted for 92% and 94% for the three and six months ended June 30, 2025, respectively and 94% and 95% for the three and six months ended June 30, 2024, respectively of the recognized research and development revenue.

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

Liquidity

As of June 30, 2025 and December 31, 2024, the Company had approximately $10.5 million and $5.2 million, respectively, in cash, and an accumulated deficit of $53.3 million and $48.2 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had approximately $7.7 million and $2.8 million, respectively, of debt outstanding of which $7.6 million and $0 represented long-term debt as of such periods.

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group (the “Avenue Financing”), which provides for the ability to borrow up to $15.0 million with an initial draw-down of $8.5 million, see Note 6.

In addition to the Avenue Financing, during the six months ended June 30, 2025, the Company also raised approximately $2.7 million from the issuance of common stock and warrant to institutional investors, as well as existing UK investors, see Note 8.

With the PBS BARDA Contract, the MTEC Agreement, and the Avenue Financing, the Company believes it has sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

2. RECENT ACCOUNTING PRONOUCEMENTS

Recently Issued Accounting Standards

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

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair value measured as of June 30, 2025
		Quoted prices	Significant other	Significant
	Fair value at June 30, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$10,555	$5,903	$-	$4,651
	$10,555	$5,903	$-	$4,651

	Fair value measured as of December 31, 2024
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2024	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$6,451	$6,409	$-	$41
Short-term notes payable – Yorkville	$2,365	$-	$-	$2,365
	$8,816	$6,409	$-	$2,406

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2025.

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

The fair value of the Angel Warrants at June 30, 2025 was estimated using a Black-Scholes option pricing model. The fair value of the Investor Warrants and Avenue warrants at March 21, 2025 (issuance) was estimated using a simulation model.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2025 and 2024 (in thousands):

Balance - January 1, 2024	$47
Change in fair value	(20)
Balance - March 31, 2024	$27
Change in fair value	(11)
Balance - June 30, 2024	$16

Balance - January 1, 2025	$41
Fair value at issuance	2,908
Change in fair value	(37)
Balance - March 31, 2025	$2,912
Change in fair value	1,739
Balance - June 30, 2025	$4,651

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	June 30,			December 31,
	2025			2024
	Angel Warrants	Investor Warrants	Avenue Warrants
Valuation Method(1)	Black Scholes	Monte Carlo	Probability Weighted Black Scholes
Strike price (per share)	$7.32	$1.80	$1.66	$7.32
Contractual term (years)	2.0	2.7 – 4.7	1 – 4.7	2.5
Volatility (annual)	89.5%	75.0% - 79.0%	75.0% -82.0%	70.6%
Risk-free rate	3.7%	3.7% - 3.7%	3.7% - 3.9%	4.3%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%

(1)	The valuation models for the Investor and Avenue Warrants include certain probabilities for change of control and future equity capital raises.

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock, $0.0001 par value (“Common Stock”) equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of June 30, 2025, there are 8,433,333 Public Warrants outstanding. Each warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants.

In September 2021, the Company issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules relating to the London Stock Market (the “Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Common Stock based on the exchange ratio as set forth in the Business Combination agreements. As of June 30, 2025, there are 73,978 Angel Warrants to purchase Common Stock outstanding.

On March 21, 2025, the Company entered into the purchase agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share (the “Purchase Agreements”). In a concurrent private placement pursuant to the Purchase Agreements (the “Private Placement”), the Company agreed to sell to the investors an aggregate of 2,068,846 warrants to purchase shares of Common Stock at an exercise price of $1.80 per share (the “Investor Warrants”) and a floor of $0.65 per share. The Investor Warrants, along with the shares of Common Stock issuable upon the exercise of the Investor Warrants, were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). No consideration was received by the Company for the issuance of the Investor Warrants.

As of June 30, 2025, there were 2,068,846 Investor Warrants to purchase Common Stock outstanding.

The Investor Warrants issued in connection with the Purchase Agreements are exercisable any time on or after March 20, 2025 (the “Issuance Date”) and on or prior to the close of business on the third anniversary of the Issuance Date. Additionally, the Investor Warrants issued in connection with the Purchase Agreements contain adjustment provisions in the event of (i) stock dividends and split, (ii) reclassifications of securities, (iii) issuance of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreements), (iv) pro rata distributions, (v) Fundamental Transactions (as defined in the Warrants), and (vi) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $1.30. The Investor Warrants issued in connection with the Purchase Agreements also include a “Most Favored Nation” clause which grants the holders of such Investor Warrants the right, in their sole discretion, to elect to receive more favorable terms and conditions given to a subsequent investor in a subsequent financing transaction (including, but not limited to, a lower purchase price per share, a higher warrant coverage percentage, a lower warrant exercise price, a longer warrant exercise period, more favorable anti- dilution protections, preferential liquidation rights, enhanced voting rights, reduced fees or commissions, more advantageous registration rights, or the inclusion of additional incentives such as cash bonuses, dividend preferences, or equity sweeteners).  The Investor Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The gross proceeds of the Private Placement and Investor Warrants of $2.7 million were allocated to the Investor Warrants based on their fair value at issuance of $2.2 million, with the residual gross proceeds of $0.5 million allocated to the Common Stock. Total issuance costs incurred of $0.2 million were allocated between the Investor Warrants and Common Stock issued. Issuance costs allocated to the Investor Warrants of $43,000 were expensed during the six months ended June 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss. Issuance costs allocated to the Common Stock of $152,000 were recorded in additional paid-in-capital.

In May 2025, 915,000 Investor Warrants, (the “Amended Investor Warrants”) were amended and restated to extend the term of the warrants to five years, consistent with the term of the Avenue Warrants. The Amended Investor Warrants are exercisable any time on or prior to the close of business on the fifth anniversary of the Issuance Date and resulted in $137,000 increase in the fair value of the warrants.

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

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the six months ended June 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss.

As of June 30, 2025, there were 768,072 Avenue Warrants to purchase Common Stock outstanding.

4. RESEARCH AND DEVELOPMENT REVENUE

For the three and six months ended June 30, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BARDA	$4,649	$7,066	$11,030	$13,167
Other U.S. governmental authorities	416	412	742	637
Total revenue	$5,065	$7,478	$11,772	$13,804

The following table presents the activity in the Company’s contract liabilities during the six months ended June 30, 2025:

	December 31, 2024 Balance	Additions	Reductions	June 30, 2025 Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$960	$3,615	$(4,151)	$424
Total contract liabilities	$960	$3,615	$(4,151)	$424

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

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of our technology. For the six months ended June 30, 2025 and 2024, research and development expense was $6.6 million and $9.7 million, respectively, of which $6.2 million and $7.5 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $0.3 million and $2.2 million, respectively, is included in general and administrative expenses.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Salary and wages	$1,676	$2,196
Operating expenses	222	355
Benefits	446	411
Non-operating expenses	60	60
Taxes	143	188
Total accrued expenses	$2,547	$3,210

6. NOTES PAYABLE

The Company entered into the Avenue Financing, the Yorkville note~~, the Related Party note~~ and financing arrangements for a portion of its Directors and Officers (“D&O”) insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Six Months Ended June 30,		June 30,	December 31,
	Financed	Interest Rate	2025	2024	2025	2024
Avenue Capital Note Principal and Final Payment Fee	$8,500	Prime +5.25%	$-	$-	$9,250	$-
Yorkville Convertible Notes, at fair value	11,500	0.0%	2,365	2,300	-	2,365
2024 Insurance Note	596	8.4%	360	-	62	422
New 2023 Insurance Note	631	8.6%	-	436	-	-
2023 Insurance Note	151	9.7%	-	-	-	-
			$2,725	$2,736	$9,312	$2,787
Less: current portion of notes payable					(62)	(2,787)
Unamortized debt discounts and debt issuance costs					(1,618)	-
Notes payable. long term					$7,632	$-

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of June 30, 2025.

Up to $2.0 million of the borrowings under the Avenue Financing are convertible at the lender’s option, into a number of shares of common stock at a price per share equal to 120% of the exercise price of the Avenue Warrants discussed below. Pursuant to the guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company evaluated whether the conversion feature needed to be bifurcated from the host instrument as a freestanding financial instrument. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s own stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the conversion option is indexed to its own stock and also met all the criteria for equity classification. Accordingly, the conversion option is not required to be bifurcated from the host instrument as a derivative.

As part of the Avenue Financing the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment. The Avenue Warrants have an exercise price equal to the lower of $1.66 per share and the lowest price per share paid to the Company in cash for common stock through December 31, 2025. The Avenue Warrants were determined to be classified as a liability instrument as certain terms preclude them from being considered indexed to the Company’s Common Stock.

The proceeds of Avenue Financing of $8.3 million, net of $47,000 in borrowing costs, were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million as shown in the table above, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the six months ended June 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss.

Repayment of Yorkville Convertible Notes

During the six months ended June 30, 2025, the Company paid the remaining $2.4 million of the Yorkville Convertible Notes of which $1.2 million was settled in cash and $1.2 million was settled in shares of common stock.

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

9. STOCK-BASED COMPENSATION

As of June 30, 2025, there were 3,532,430 shares available for the grant of awards under the Company’s 2023 Long Term Incentive Plan (the “2023 Plan”).

Restricted Stock Units

A summary of RSU activities for the six months ended June 30, 2025 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2025	169,400	$1.98
Granted	-	$-
Vested	(109,700)	$1.82
Forfeited	-	$-
Nonvested as of June 30, 2025	59,700	$1.73

During the six months ended June 30, 2025, the Company modified the terms of 150,000 outstanding RSU awards with market based and service based vesting conditions to remove all market based vesting conditions and accelerate the service based vesting. The modified award will vest such that 100,000 awards vested upon modification and 50,000 awards will vest on December 31, 2025.

As of June 30, 2025, total unrecognized compensation expense related to restricted stock units was $85 thousand, which is expected to be recognized over a weighted-average period of 0.55 years.

Stock Options

During the six months ended June 30, 2025, the Company granted stock options to purchase shares of the Company’s common stock to certain employees and board members which vest based on achievement of stock price targets of the Company’s common stock.  As of June 30, 2025, options to purchase 550,000 shares of common stock will vest when the 30-day VWAP meets or exceeds $3.00 per share. The grant date fair value of these options were valued using a Monte Carlo valuation model and will be expensed over the requisite service period.

During the six months ended June 30, 2025, the Company granted 360,434 stock options to purchase shares of the Company’s common stock to certain employees and board members which vest over the continued service period of 1 year.

A summary of stock options activity for the six months ended June 30, 2025 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,594,484	$2.01	6.0	$3,825
Options granted	910,434	$1.25
Options forfeited	(23,126)	$3.17
Options cancelled	(30,875)	$3.40
Options exercised	(43,047)	$1.07
Outstanding as of June 30, 2025	4,407,870	$1.84	6.3	3,780
Options vested and exercisable as of June 30, 2025	3,250,250	$1.96	5.3	2,497

As of June 30, 2025, total unrecognized compensation expense related to stock options was $1.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

10. NET LOSS PER COMMON SHARE

The table below summarizes potentially dilutive securities that were excluded from the above computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	Six Months Ended June 30,
	2025	2024

Common stock options	4,407,870	3,931,323
Common stock warrants	11,344,229	8,507,311
Unvested restricted stock units	59,700	469,400
Total	15,811,800	12,908,034

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

On May 5, 2025, the Company entered into an intellectual property license agreement pursuant to which Spectral IP received a worldwide, non-exclusive, license to one international patent asset of the Company for the purposes of commercializing and monetizing outside the core areas of focus of the Company on market terms and conditions that are to be finalized.

Spectral IP Reorganization

On November 4, 2024, Spectral IP entered into a purchase agreement with Sauvegarder Investment Management, Inc. (“Sauvegarder IM”, formerly known as SIM Tech Inc.), Sauvegarder IM was formed on March 25, 2024 with a focus on IP-related transactions. Pursuant to the purchase agreement, as amended, Spectral IP will acquire all of the outstanding common stock of Sauvegarder IM in exchange for issuing to the Sauvegarder IM stockholders 21,399,851 shares of common stock of Spectral IP and 22,827,380 shares of preferred stock of Spectral IP. Additionally, the Company has agreed to forfeit all shares of Spectral IP it holds other than 1,849,102, which is the value the parties attribute to the intellectual property license agreement held by Spectral IP.

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

Overview

We are an AI company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging (“MSI”) device that has previously received FDA breakthrough device designation (“BDD”) status. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication.

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

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation study, include the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the study and for the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System.

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

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is a non-GAAP measure, as it is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net loss, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on adopted non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes these metrics for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development revenue	$5,065	$7,478	$11,772	$13,804
Gross profit	2,290	3,314	5,458	6,259
Gross margin	45.2%	44.3%	46.4%	45.3%
Operating loss	(2,123)	(2,442)	(3,019)	(4,585)
Net loss	(7,968)	(2,864)	(5,071)	(6,069)
Adjusted EBITDA	(1,712)	(2,038)	(2,396)	(3,895)

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development revenue	$5,065	$7,478	$11,772	$13,804
Cost of revenue	(2,275)	(4,164)	(6,314)	(7,545)
Gross profit	2,290	3,314	5,458	6,259

Operating costs and expenses:
General and administrative	4,413	5,756	8,477	10,844
Total operating costs and expenses	4,413	5,756	8,477	10,844
Operating loss	(2,123)	(2,442)	(3,019)	(4,585)

Other income (expense):
Net interest (expense) income	(277)	(6)	(297)	8
Borrowing related costs	(124)	(699)	(705)	(975)
Change in fair value of warrant liability	(5,449)	348	(1,196)	368
Change in fair value of notes payable	-	(167)	220	(101)
Foreign exchange transaction loss, net	(14)	(9)	(22)	(25)
Other income (expenses), including transaction costs	-	180	-	(668)
Total other expense, net	(5,864)	(353)	(2,000)	(1,393)

Loss before income taxes	(7,978)	(2,795)	(5,019)	(5,978)
Income tax provision	19	(69)	(52)	(91)
Net loss	$(7,968)	$(2,864)	$(5,071)	$(6,069)

Research and Development Revenue

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
Research and development revenue	$5,065	$7,478	(2,413)	-32.3%	11,772	$13,804	$(2,032)	-14.7%

Research and development revenue was $5.1 million and $11.8 million for the three and six months ended June 30, 2025, respectively, a decrease of 32.3% and 14.7%, respectively, compared to the comparable periods in 2024, reflecting less activity as we completed work under the PBS BARDA Contract.

For the three and six months ended June 30, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
BARDA	$4,649	$7,066	$(2,417)	-34.2%	$11,030	$13,167	$(2,137)	-16.2%
Other U.S. governmental authorities	416	412	4	1.0%	742	637	105	16.5%
Total research and development revenue	$5,065	$7,478	$(2,413)	-32.3%	$11,772	$13,804	$(2,032)	-14.7%

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
Cost of revenue	$2,775	$4,164	$(1,389)	-33.4%	$6,314	$7,545	$(1,231)	-16.3%
Gross profit	2,290	3,314	(1,024)	-30.9%	5,458	6,259	(832)	-12.8%
Gross margin	45.2%	44.3%			46.4%	45.3%

Cost of revenue for the three and six months ended June 30, 2025 was $2.8 million and $6.3 million, respectively, an decrease of 33.4% and 16.3%, respectively, compared to the comparable periods in 2024, due to decreased activity to fulfill our U.S. governmental contracts, consistent with decreased research and development revenue.

Gross margin for the three and six months ended June 30, 2025 was 45.2% and 46.4%, respectively, an increase of 0.9% and 1.1%, respectively, as compared to the comparable periods in 2024, due to a higher concentration of direct labor as a component of our overall revenue.

General and Administrative Expense

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
General and administrative expense	$4,413	$5,756	$(1,343)	-23.3%	$8,477	$10,844	$(2,367)	-21.	8%

General and administrative expense was $4.4 million and $8.5 million, for the three and six months ended June 30, 2025, respectively, a decrease of 23.3% and 21.8% respectively, as compared to the comparable period in 2024. Non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees, have decreased by approximately $3.9 million and $5.0 million for the three and six months ended June 30, 2025 compared to the comparable period in 2024 offset by an increase of approximately $1.5 million and $2.7 million, related to other administrative expenses for the three and six months ended June 30, 2025, respectively, compared to the comparable period in 2024. Additionally, the Company incurred less put option and premium expense for financing transactions in the current year.

Other income (expense)

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2025	2024		$2025	2024	$
	(In thousands, except percentages)
Net interest (expense) income	$(277)	$(6)	$(271)	$(297)	$8	$(305)
Borrowing related costs	(124)	(699)	575	(705)	(975)	270
Change in fair value of warrant liability	(5,449)	348	(5,797)	(1,196)	368	(1,564)
Change in fair value of notes payable	-	(167)	167	220	(101)	321
Foreign exchange transaction (loss) gain, net	(14)	(9)	(5)	(22)	(25)	3
Other income (expenses), including transaction costs	-	180	(180)	-	(668)	668
Total other income (expense), net	$(5,864)	$(353)	$(5,511)	$(2,000)	$(1,393)	$(607)

Net interest (expense) income for the three and six months ended June 30, 2025 primarily relates to costs related to the financing relating to the Company’s insurance policies.

Change in fair value of warrant liability decreased by approximately $5.8 million and $1.6 million for the three and six months ended June 30, 2025 as compared to the comparable period in 2024. The increase reflects changes in the fair value of the Company’s Public Warrants for the three-month and six-month period ended June 30, 2025. The Company repriced the Public Warrants in November 2024 to an exercise price of $2.75 from $11.50 per share. The Company’s Public Warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net loss. As a result, fluctuations in the warrant price may cause significant non-cash gains or losses, leading to volatility in reported net loss.

Foreign exchange transaction loss for three and six months ended June 30, 2025 are immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. Foreign exchange transaction loss for the three and six months ended June 30, 2024 relates to the increased exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

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

The following table presents our Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(7,968)	$(2,864)	$(5,071)	$(6,069)
Adjust:
Depreciation expense	-	2	12	5
Provision for income taxes	(19)	69	52	91
Net interest (income) expense	277	6	297	(8)
EBITDA	(7,710)	(2,787)	(4,710)	(5,981)
Additional adjustments:
Stock-based compensation	411	402	611	685
Borrowing related costs	124	699	705	975
Change in fair value of warrant liability	5,449	(348)	1,196	(368)
Change in fair value of notes payable	-	167	(220)	101
Foreign exchange transaction loss	14	9	22	25
Other (income) expenses, including transaction costs	-	(180)	-	668
Adjusted EBITDA	$(1,712)	$(2,038)	$(2,396)	$(3,895)

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025 we had approximately $10.5 million in cash, notes payable of $7.7 million, and no other long-term debt. We had an accumulated deficit of approximately $53.3 million.

We have historically funded our operations through the issuance of notes and common stock, along with payments under governmental contracts for research and development activity.

The new PBS BARDA Contract, executed in September 2023, has a total value of up to approximately $150.0 million if all future options are executed. The base phase of the PBS BARDA Contract, valued at $54.9 million, was exercised concurrently with the contract award in September 2023. To date, our total potential support from BARDA is nearly $272.9 million for our 2013, 2019, and 2023 awards. In April 2023, we received a $4.0 million grant under the MTEC Agreement. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. See “Research and Development Revenue” above. With the PBS BARDA Contract and funding available through the Avenue Financing (as described below), the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

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

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15 month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. Food and Drug Administration’s (FDA) clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

The Avenue Financing also included warrant coverage equal to 8.5% of the total funding commitment from Avenue, with an exercise price equal to the lower of (i) average of the daily volume weighted average price of Common Stock as reported for each of five (5) consecutive trading days, determined as of the end of the trading on the last trading day before the date of issuance, which was $1.66 and (ii) the lowest price per share paid to the Company by cash investors for Common Stock issued in any sale of Common Stock in a bona-fide equity raising that closes at any time commencing from March 21, 2025 through (but excluding) December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,867)	$(8,042)
Net cash provided by (used in) financing activities	10,185	10,131

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by approximately $3.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily driven by decreased staffing levels and consulting costs and expenses resulting from the change in focus to DeepView Burn.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased to approximately $10.2 million for the six months ended June 30, 2025 as compared to $10.1 million for the six months ended June 30, 2024. This was primarily attributable to proceeds from the Avenue Financing of $8.5 million and the attendant equity raise of $2.7 million partially offset by the loan repayments on the Yorkville debt facility.

Current Indebtedness

The Company has the ability with the LSA to borrow up to $15.0 million in funding from Avenue with an initial draw down of $8.5 million from the Avenue Financing.

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15 month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. FD A’s clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

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

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of June 30, 2025.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those previously disclosed.

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

Interest Rate Sensitivity

We maintain a large amount of our assets in cash. Our cash is held primarily in cash deposits. The fair value of our cash would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Additionally, changes to interest rates will impact on the cost of any future borrowings. With respect to our current borrowings, the interest rates on the notes are Prime plus 5%. Changes in prevailing interest rates could have a material impact on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2025, our Chief Financial Officer has concluded that one material weakness originating from prior periods related to our financial statement close process controls has not yet been remediated. Our remediation and testing continue for the material weakness (iii) that our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. As a result of the material weakness in our internal control over financial reporting as described above, our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECTRAL AI, INC.

Date: August 12, 2025	By:	/s/ J. Michael DiMaio
	Name:	J. Michael DiMaio
	Title:	Principal Executive Officer

Date: August 12, 2025	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)