Form 10-Q
period 2025-09-30
Spectral AI, Inc.
filed 2025-11-13
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 30,688,895 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$10,495	$5,157
Accounts receivable, net	990	2,505
Inventory	454	425
Prepaid expenses	706	1,289
Other current assets	818	746
Total current assets	13,463	10,122

Non-current assets:
Property and equipment, net	287	2
Right-of-use assets	1,550	1,971
Total Assets	$15,300	$12,095

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,538	$4,035
Accrued expenses	2,475	3,210
Deferred revenue	239	960
Lease liabilities, short-term	713	201
Notes payable, current	1,214	422
Notes payable – at fair value	-	2,365
Warrant liabilities	8,586	6,451
Total current liabilities	15,765	17,644
Notes payable, long-term	6,581	-
Lease liabilities, long-term	1,157	1,702
Total Liabilities	23,503	19,346

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 27,251,034 and 22,594,877 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	48,607	40,973
Accumulated other comprehensive income	39	3
Accumulated deficit	(56,852)	(48,229)
Total Stockholders’ Deficit	(8,203)	(7,251)
Total Liabilities and Stockholders’ Deficit	$15,300	$12,095

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development revenue	$3,792	$8,173	$15,564	$21,977
Cost of revenue	(2,171)	(4,506)	(8,485)	(12,051)
Gross profit	1,621	3,667	7,079	9,926

Operating costs and expenses:
General and administrative	4,962	4,553	13,439	15,397
Total operating costs and expenses	4,962	4,553	13,439	15,397

Operating loss	(3,341)	(886)	(6,360)	(5,471)

Other income (expense):
Net interest expense	(300)	(8)	(597)	-
Borrowing related costs	(164)	(1,059)	(869)	(2,034)
Change in fair value of warrant liability	264	350	(932)	718
Change in fair value of notes payable	-	94	220	(7)
Foreign exchange transaction loss, net	(9)	(9)	(31)	(34)
Other income (expenses), including transactions costs	-	51	-	(617)
Total other income (expense), net	(209)	(581)	(2,209)	(1,974)

Loss before income taxes	(3,550)	(1,467)	(8,569)	(7,445)
Income tax provision	(2)	(37)	(54)	(128)
Net loss	$(3,552)	$(1,504)	$(8,623)	$(7,573)
Net loss per share of common stock
Basic and Diluted	$(0.13)	$(0.08)	$(0.34)	$(0.44)
Weighted average common shares outstanding
Basic and Diluted	26,318,624	17,862,240	25,147,179	17,342,203

Other comprehensive loss:
Foreign currency translation adjustments	$(13)	$15	$36	$13
Total comprehensive loss	$(3,565)	$(1,489)	$(8,587)	$(7,560)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2024	22,594,877	$2	$40,973	$3	$(48,229)	$(7,251)
Stock-based compensation	-	-	200	-	-	200
Issuance of Common Stock from debt offering (net of $158K issuance costs)	2,028,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925		543	-	-	543
Exercise of stock options	43,047		158	-	-	158
Cumulative translation adjustment	-	-	-	17	-	17
Net income	-	-	-	-	2,897	2,897
Balance at March 31, 2025	25,588,121	$2	$43,684	$20	$(45,332)	$(1,626)
Stock-based compensation	-	-	411	-	-	411
Issuance of common stock from debt offering	40,000	-	-	-	-	-
Vesting of restricted stock units	109,698	-	-	-	-	-
Cumulative translation adjustment	-	-	-	32	-	32
Net loss	-	-	-	-	(7,968)	(7,968)
Balance at June 30, 2025	25,737,819	2	44,095	52	(53,300)	(9,151)
Stock-based compensation	-	-	261	-	-	261
Exercise of stock options	407,446	-	555	-	-	555
Exercise of warrants	1,105,769	1	3,696	-	-	3,697
Cumulative translation adjustment	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(3,552)	(3,552)
Balance at September 30, 2025	27,251,034	3	48,607	39	(56,852)	(8,203)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Income	Deficit (1)	Deficit
Balance at December 31, 2023	16,294,935	$2	$30,908	$12	$(33,071)	$(2,149)
Stock-based compensation	-	-	283	-	-	283
Sale of common stock	1,187,398	-	2,605	-	-	2,605
Cumulative translation adjustment	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(3,205)	(3,205)
Balance at March 31, 2024	17,482,333	$2	$33,796	$10	$(36,276)	$(2,468)
Stock-based compensation	-	-	402	-	-	402
Issuance of common stock under the SEPA	94,937	-	225	-	-	225
Vesting of restricted stock units	29,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	(2,864)	(2,864)
Balance at June 30, 2024	17,606,367	$2	$34,423	$10	$(39,140)	$(4,705)
Stock-based compensation	-	-	173	-	-	173
Issuance of common stock under the SEPA	906,706	-	1,245	-	-	1,245
Cumulative translation adjustment	-	-		15	-	15
Net Loss	-	-		-	(1,504)	(1,504)
Balance at September 30, 2024	18,513,073	2	35,841	25	(40,644)	(4,776)

(1)	Reflects an adjustment of $126,000 as compared to previously reported amounts as of December 31, 2024. Reflects an adjustment of $(157,000) in Additional Paid in Capital and $(283,000) in Accumulated Deficit as of December 31, 2023. See further discussion in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,623)	$(7,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	42	6
Amortization of debt issuance costs	283	-
Stock-based compensation	872	858
Amortization of right-of-use assets	421	448
Change in fair value of warrant liabilities	932	(718)
Change in fair value of notes payable	(220)	7
Cost from issuance of common stock	-	372
Issuances of shares for borrowing related costs	241	280
Changes in operating assets and liabilities:
Accounts receivable	1,515	(488)
Inventory	(29)	(213)
Prepaid expenses	583	542
Other assets	(72)	(208)
Accounts payable	(1,497)	188
Accrued expenses	(735)	(1,047)
Deferred revenue	(721)	(1,580)
Lease liabilities	(360)	(542)
Net cash used in operating activities	(7,368)	(9,668)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,080	2,667
Proceeds from notes payable, net of borrowing costs	8,260	11,500
Proceeds from notes payable - related party	-	1,000
Payments for notes payable	(1,375)	(6,600)
Proceeds from warrant exercises	1,992	-
Stock option exercises	713	-
Net cash provided by financing activities	12,670	8,567
Effect of exchange rate changes on cash	36	13
Net increase/(decrease) in cash	5,338	(1,088)
Cash, beginning of period	5,157	4,790
Cash, end of period	$10,495	$3,702

Supplemental cash flow information:
Cash paid for interest	$12	$-
Cash paid for taxes	$1	$20

Noncash investing and financing activities disclosure:
Tenant improvement allowance payments made by the lessor directly to a third party	$(327)	$-
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$-	$1,771
Prepaid asset acquired, net of cancellation, for debt and accounts payable	$-	$596
Issuance of common stock to settle notes payable	$1,192	$1,245

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

In February 2024, our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications. In June 2025, we filed a De Novo application for the DeepView System with the United States Food and Drug Administration (“FDA”) so that it may achieve Class II medical device designation. Following our anticipated receipt of additional necessary market authorization, our business will have two primary revenue streams, a SaaS (software as a service) offering aligned with SaMD (software as a medical device) regulatory framework, and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

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

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to approximately $150.0 million. This includes an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the study. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research studies to support the broader clinical adoption of the DeepView System.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2025. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 100 burn centers, 700 trauma centers and 5,400 federal and community hospitals with emergency rooms where the burn patients are most likely to present upon injury. The DeepView System provides a quick clinical diagnostic decision tool for emergency room clinicians. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely fashion. The DeepView System provides an advanced diagnostic assessment of the non-healing areas of a burn in emergency rooms, trauma centers and burn centers. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

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

Revision of Prior Period Financial Information

During the fourth quarter of 2023, management deferred certain costs associated with a stock offering which was completed during 2024, at which time the costs were recorded as a reduction of additional paid-in capital. Management subsequently determined that these costs should have been expensed during the fourth quarter of 2023. Accordingly, the Company has revised its consolidated statements of changes in stockholders’ equity deficit) as of December 31, 2024, and 2023 to increase both the accumulated deficit and additional paid-in capital by $283,000.

Additionally, during the third quarter of 2023 in conjunction with the accounting for the Business Combination, the Company recognized an income tax receivable asset which should not have been recorded due to uncertainties about collectability. This receivable was written off during the fourth quarter of 2024 through income tax expense. Accordingly, the Company has revised its consolidated statement of changes in stockholders’ deficit to reduce both the accumulated deficit and additional paid-in capital by $157,000 as of December 31, 2024 and to reduce additional paid in capital by $157,000 as of December 31, 2023. The Company has revised its consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 to reduce income tax provision and net loss by $157,000 and to revise the net loss per share accordingly as well.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

Except as described elsewhere in Note 2 under the heading “Recently accounting pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral DeepView Limited, and Spectral IP, Inc. (“Spectral IP”) and 1001304798 Ontario, Inc., a newly-formed Canadian company for the purpose of retaining a Canadian employee whom was ultimately not hired. Inter-company transactions and balances have been eliminated in consolidation.

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

Income Taxes

The Company recorded an income tax provision for Texas Franchise Tax of approximately $2,000 and $54,000 during the three and nine month periods ended September 30, 2025, respectively. The Company recorded an income tax provision of approximately $37,000 and $128,000 for the three and nine month periods ended September 30, 2024, respectively. The effective tax rate was 0.1% and 0.6% for the three and nine month periods ended September 30, 2025, respectively, and 2.5% and 1.7% for the three and nine month periods ended September 30, 2024, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the nine months ended September 30, 2025, primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

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

Additional credit risk is related to the Company’s concentration of accounts receivable. As of September 30, 2025 and December 31, 2024, accounts receivable were concentrated from one customer (which is a US. government agency) representing 100% and 98% of total net receivables, respectively. No allowance for doubtful accounts were recorded as of September 30, 2025 and December 31, 2024.

One customer (which is a U.S. government agency) accounted for 85% and 92% for the three and nine months ended September 30, 2025, respectively and 90% and 93% for the three and nine months ended September 30, 2024, respectively of the recognized research and development revenue.

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

Liquidity

As of September 30, 2025 and December 31, 2024, the Company had approximately $10.5 million and $5.2 million, respectively, in cash, and an accumulated deficit of $56.9 million and $48.2 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had approximately $7.8 million and $2.8 million, respectively, of debt outstanding of which $6.6 million and $0 represented long-term debt as of such periods.

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group (the “Avenue Financing”), which provides for the ability to borrow up to $15.0 million with an initial draw-down of $8.5 million, see Note 6.

In addition to the Avenue Financing, during the nine months ended September 30, 2025, the Company also raised approximately $2.8 million from the issuance of common stock and warrant to institutional investors, as well as existing UK investors, see Note 8.

In October 2025, the Company entered into a securities purchase agreement which provided for the issuance and sale of 3.1 million shares of common stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement the Company issued and sold warrants for the purchase of up to 4.0 million shares of common stock and pre-funded warrants to purchase up to 935,000 shares of common stock, for aggregate gross proceeds of $7.6 million. See Note 12 for further information.

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

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair value measured as of September 30, 2025
		Quoted prices	Significant other	Significant
	Fair value at September 30, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$8,586	$5,903	$-	$2,683
	$8,586	$5,903	$-	$2,683

	Fair value measured as of December 31, 2024
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2024	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$6,451	$6,410	$-	$41
Short-term notes payable – Yorkville	$2,365	$-	$-	$2,365
	$8,816	$6,410	$-	$2,406

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2025.

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

 The fair value of the Angel Warrants at September 30, 2025 was estimated using a Black-Scholes option pricing model. The fair value of the Investor Warrants and Avenue Warrants at March 21, 2025 (issuance date) was estimated using a simulation model.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2025 and 2024 (in thousands):

Balance - January 1, 2024	$47
Change in fair value	(20)
Balance - March 31, 2024	$27
Change in fair value	(11)
Balance - June 30, 2024	$16
Change in fair value	$(12)
Balance – September 30, 2024	$4

Balance - January 1, 2025	$41
Fair value at issuance	2,908
Change in fair value	(37)
Balance - March 31, 2025	$2,912
Change in fair value	1,739
Balance - June 30, 2025	$4,651
Exercise of warrants	(1,705)
Change in fair value	(264)
Balance – September 30, 2025	2,682

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	September 30, 2025
	Angel Warrants	Investor Warrants	Avenue Warrants	December 31, 2024
Valuation Method	Black Scholes	Monte Carlo	Monte Carlo
Strike price (per share)	$7.32	$1.80	$1.66	$7.32
Contractual term (years)	1.7	4.0	4.5	2.5
Volatility (annual)	90.8%	80.0%	80.0%	70.6%
Risk-free rate	3.7%	3.69%	3.7%	4.3%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock, $0.0001 par value (“Common Stock”) equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of September 30, 2025, there are 8,433,333 Public Warrants outstanding. Each warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants.

In September 2021, the Company issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules relating to the London Stock Market (the “Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Common Stock based on the exchange ratio as set forth in the Business Combination agreements. As of September 30, 2025, there are 73,978 Angel Warrants to purchase Common Stock outstanding.

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

As of September 30, 2025, there were 963,077 Investor Warrants to purchase Common Stock outstanding.

The Investor Warrants issued in connection with the Purchase Agreements are exercisable any time on or after March 20, 2025 (the “Issuance Date”) and on or prior to the close of business on the third anniversary of the Issuance Date. Additionally, the Investor Warrants issued in connection with the Purchase Agreements contain adjustment provisions in the event of (i) stock dividends and split, (ii) reclassifications of securities, (iii) issuance of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreements), (iv) pro rata distributions, (v) Fundamental Transactions (as defined in the Warrants), and (vi) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $1.30. The Investor Warrants issued in connection with the Purchase Agreements also include a “Most Favored Nation” clause which grants the holders of such Investor Warrants the right, in their sole discretion, to elect to receive more favorable terms and conditions given to a subsequent investor in a subsequent financing transaction (including, but not limited to, a lower purchase price per share, a higher warrant coverage percentage, a lower warrant exercise price, a longer warrant exercise period, more favorable anti- dilution protections, preferential liquidation rights, enhanced voting rights, reduced fees or commissions, more advantageous registration rights, or the inclusion of additional incentives such as cash bonuses, dividend preferences, or equity sweeteners).  The Investor Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The gross proceeds of the Private Placement and Investor Warrants of $2.7 million were allocated to the Investor Warrants based on their fair value at issuance of $2.2 million, with the residual gross proceeds of $0.5 million allocated to the Common Stock. Total issuance costs incurred of $0.2 million were allocated between the Investor Warrants and Common Stock issued. Issuance costs allocated to the Investor Warrants of $43,000 were expensed during the nine months ended September 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss. Issuance costs allocated to the Common Stock of $152,000 were recorded in additional paid-in-capital.

In May 2025, 915,000 Investor Warrants, (the “Amended Investor Warrants”) were amended and restated. The amendment extended the contractual term such that the Amended Investor Warrants are exercisable any time on or prior to the close of business on the fifth anniversary of the Issuance Date and resulted in $137,000 increase in the fair value of the warrants.

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

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the nine months ended September 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss.

As of September 30, 2025, there were 768,072 Avenue Warrants to purchase Common Stock outstanding.

4. RESEARCH AND DEVELOPMENT REVENUE

For the three and nine months ended September 30, 2025 and 2024, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
BARDA	$3,442	$7,567	$14,472	$20,734
Other U.S. governmental authorities	350	606	1,092	1,243
Total revenue	$3,792	$8,173	$15,564	$21,977

The following table presents the activity in the Company’s contract liabilities during the nine months ended September 30, 2025:

	December 31, 2024 Balance	Additions	Reductions	September 30, 2025 Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$960	$4,303	$(5,024)	$239
Total contract liabilities	$960	$4,303	$(5,024)	$239

The following table presents the activity in the Company’s contract assets during the nine months ended September 30, 2025:

	December 31, 2024 Balance	Additions	Reductions	September 30, 2025 Balance
	(in thousands)
Contract assets:
Unbilled revenue	$-	$150	$-	$150
Total contract assets	$-	$150	$-	$150

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

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of our technology. For the nine months ended September 30, 2025 and 2024, research and development expense was $9.0 million and $14.9 million, respectively, of which $8.5 million and $12.0 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $0.5 million and $2.9 million, respectively, is included in general and administrative expenses.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Salary and wages	$1,757	$2,196
Operating expenses	83	355
Benefits	430	411
Non-operating expenses	60	60
Taxes	145	188
Total accrued expenses	$2,475	$3,210

6. NOTES PAYABLE

The Company entered into the Avenue Financing, the Yorkville agreement, the Related Party note and financing arrangements for a portion of its Directors and Officers (“D&O”) insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Nine Months Ended September 30,		September 30,	December 31,
	Financed	Interest Rate	2025	2024	2025	2024
Avenue Capital Note Principal and Final Payment Fee	$8,500	Prime + 5.25%	$-	$-	$9,250	$-
Yorkville Convertible Notes, at fair value	11,500	0.0%	2,365	7,129	-	2,365
2024 Insurance Note	596	8.4%	422	-	-	422
New 2023 Insurance Note	631	8.6%	-	436	-	-
2023 Insurance Note	151	9.7%	-	-	-	-
			$2,787	$7,565	$9,250	$2,787
Less: current portion of notes payable					(1,214)	(2,787)
Unamortized debt discounts and debt issuance costs					(1,455)	-
Notes payable. long term					$6,581	$-

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of September 30, 2025.

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

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million as shown in the table above, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the nine months ended September 30, 2025 as borrowing related costs in the consolidated statement of operations and comprehensive loss.

Repayment of Yorkville Convertible Notes

During the nine months ended September 30, 2025, the Company paid the remaining $2.4 million of Yorkville Convertible Notes of which $1.2 million was settled in cash and $1.2 million was settled in shares of common stock.

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

9. STOCK-BASED COMPENSATION

As of September 30, 2025, there were 3,971,778 shares available for the grant of awards under the Company’s 2023 Long Term Incentive Plan (the “2023 Plan”).

Restricted Stock Units

A summary of RSU activities for the nine months ended September 30, 2025 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2025	169,400	$1.98
Granted	-	$-
Vested	(109,700)	$1.82
Forfeited	-	$-
Nonvested as of September 30, 2025	59,700	$1.73

During the nine months ended September 30, 2025, the Company modified the terms of 150,000 outstanding RSU awards with market based and service based vesting conditions to remove all market based vesting conditions and accelerate the service based vesting. The modified award will vest such that 100,000 awards vested upon modification and 50,000 awards will vest on December 31, 2025.

As of September 30, 2025, total unrecognized compensation expense related to restricted stock units was $49 thousand, which is expected to be recognized over a weighted-average period of 0.3 years.

Stock Options

During the nine months ended September 30, 2025, the Company granted stock options to purchase shares of the Company’s common stock to certain employees and board members which vest based on achievement of stock price targets of the Company’s common stock.  As of September 30, 2025, options to purchase 550,000 shares of common stock will vest when the 30-day VWAP meets or exceeds $3.00 per share. The grant date fair value of these options were valued using a Monte Carlo valuation model and will be expensed over the requisite service period.

During the nine months ended September 30, 2025, the Company granted 368,706 stock options to purchase shares of the Company’s common stock to certain employees and board members which vest over the continued service period of 1 year.

A summary of stock options activity for the nine months ended September 30, 2025 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,594,484	$2.01	6.0	3,825
Options granted	918,706	$1.26
Options forfeited	(35,551)	$2.85
Options cancelled	(55,368)	$3.73
Options exercised	(450,493)	$1.44
Outstanding as of September 30, 2025	3,971,778	$1.87	6.3	2,657
Options vested and exercisable as of September 30, 2025	2,951,221	$1.98	5.3	1,734

As of September 30, 2025, total unrecognized compensation expense related to stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

10. NET LOSS PER COMMON SHARE

The table below summarizes potentially dilutive securities that were excluded from the above computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	Nine Months Ended September 30,
	2025	2024

Common stock options	3,971,778	3,786,191
Common stock warrants	10,238,460	8,507,311
Unvested restricted stock units	59,700	469,400
Total	14,269,938	12,762,902

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

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of September 30, 2025.

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

12. SUBSEQUENT EVENTS

On October 23, 2025, the Company entered into a securities purchase agreement which provided for the issuance and sale of 3.1 million shares of common stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement, the Company issued and sold warrants for the purchase of up to 4.0 million shares of common stock and pre-funded warrants to purchase up to 935,000 shares of common stock, for aggregate gross proceeds of $7.6 million.

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

In addition to our BARDA contract, we received a $4.0 million grant award from MTEC in April 2023, is to be used to support military battlefield burn evaluation via a handheld DeepView System device. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. In March 2024, we received an additional $0.5 million award from the DHA.

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

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes these metrics for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development revenue	$3,792	$8,173	$15,564	$21,977
Gross profit	1,621	3,667	7,079	9,926
Gross margin	42.7%	44.9%	45.5%	45.2%
Operating loss	(3,341)	(886)	(6,360)	(5,471)
Net loss	(3,552)	(1,504)	(8,623)	(7,573)
Adjusted EBITDA	(3,050)	(711)	(5,446)	(4,606)

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development revenue	$3,792	$8,173	$15,564	$21,977
Cost of revenue	(2,171)	(4,506)	(8,485)	(12,051)
Gross profit	1,621	3,667	7,079	9,926

Operating costs and expenses:
General and administrative	4,962	4,553	13,439	15,397
Total operating costs and expenses	4,962	4,553	13,439	15,397
Operating loss	(3,341)	(886)	(6,360)	(5,471)

Other income (expense):
Net interest expense	(300)	(8)	(597)	-
Borrowing related costs	(164)	(1,059)	(869)	(2,034)
Change in fair value of warrant liability	264	350	(932)	718
Change in fair value of notes payable	-	94	220	(7)
Foreign exchange transaction loss, net	(9)	(9)	(31)	(34)
Other income (expenses), including transaction costs	-	51	-	(617)
Total other expense, net	(209)	(581)	(2,209)	(1,974)

Loss before income taxes	(3,550)	(1,467)	(8,569)	(7,445)
Income tax provision	(2)	(37)	(54)	(128)
Net loss	$(3,552)	$(1,504)	$(8,623)	$(7,573)

Research and Development Revenue

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
Research and development revenue	$3,792	$8,173	$(4,381)	-53.6%	$15,564	$21,977	$(6,413)	-29.2%

Research and development revenue was $3.8 million and $15.6 million for the three and nine months ended September 30, 2025, respectively, a decrease of 53.6% and 29.2%, respectively, compared to the same periods in 2024, reflecting reduced research and development as we approached DeNovo submission under the PBS BARDA Contract.

For the three and nine months ended September 30, 2025 and 2024, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
BARDA	$3,442	$7,567	$(4,125)	-54.5%	$14,472	$20,734	$(6,262)	-30.2%
Other U.S. governmental authorities	350	606	(256)	-42.2%	1,092	1,243	(151)	-12.1%
Total research and development revenue	$3,792	$8,173	$(4,381)	-53.6%	$15,564	$21,977	$(6,413)	-29.2%

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
Cost of revenue	$2,171	$4,506	$(2,335)	-51.8%	$8,485	$12,051	$(3,566)	-29.6%
Gross profit	1,621	3,667	(2,046)	-55.8%	7,079	9,926	(2,847)	-28.7%
Gross margin	42.7%	44.9%			45.5%	45.2%

Cost of revenue for the three and nine months ended September 30, 2025 was $2.1 million and $8.5 million, respectively, a decrease of 51.8% and 29.6%, respectively, compared to the same periods in 2024, due to reduced research and development as we approached DeNovo submission to fulfill our U.S. governmental contracts, in conjunction with decreased research and development revenue.

Gross margin for the three and nine months ended September 30, 2025 was 42.7% and 45.5%, respectively, a decrease of 2.1% and increase of 0.3%, respectively, as compared to the same periods in 2024, due to a higher concentration of direct labor as a component of our overall revenue.

General and Administrative Expense

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except percentages)
General and administrative expense	$4,962	$4,553	$(409)	9.0%	$13,439	$15,397	$(1,958)	-12.7%

General and administrative expense was $5.0 million for the three months ended September 30, 2025, an increase of 9.0%, as compared to the same period in 2024 due to the shift from BARDA research and development to administrative work for FDA submission. Non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees. Additionally, the Company incurred less put option and premium expense for financing transactions in the current year.

General and administrative expense was $13.4 million, for the nine months ended September 30, 2025, respectively, a decrease of 12.7% as compared to the same period in 2024, from the reduction in research and development as the Company completed its FDA DeNovo submission in the end of the second quarter of 2025. Non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees, have decreased by approximately $2.5 million for the nine months ended September 30, 2025 compared to the same period in 2024.

Other income (expense)

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2025	2024		$2025	2024	$
	(In thousands, except percentages)
Net interest expense	$(300)	$(8)	$(292)	$(597)	$-	$(597)
Borrowing related costs	(164)	(1,059)	895	(869)	(2,034)	1,165
Change in fair value of warrant liability	264	350	(86)	(932)	718	(1,650)
Change in fair value of notes payable	-	94	(94)	220	(7)	227
Foreign exchange transaction loss, net	(9)	(9)	-	(31)	(34)	3
Other income (expenses), including transaction costs	-	51	(51)	-	(617)	617
Total other income (expense), net	$(209)	$(581)	$372	$(2,209)	$(1,974)	$(235)

Net interest expense for the three and nine months ended September 30, 2025 primarily relate to interest expense associated with the Avenue Financing as well as costs related to the Company’s insurance policy financing.

Change in fair value of warrant liability decreased by approximately $86 thousand for the three months ended September 30, 2025 as compared to the same period in 2024. Change in fair value of warrant liability was an expense of $0.9 million for the nine months ended September 30, 2025, as compared to a benefit of $0.7 million for same period in 2024. The changes reflect fluctuations in the fair value of the Company’s warrants during the three-month and nine-month period ended September 30, 2025. The Company’s warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net loss. As a result, fluctuations in the warrant price of Public Warrants and fluctuations in the fair value of other outstanding warrants may cause significant non-cash gains or losses, leading to volatility in reported net loss.

Foreign exchange transaction loss for three and nine months ended September 30, 2025 are due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. Foreign exchange transaction loss for the three and nine months ended September 30, 2024 relates to the increased exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

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

The following table presents our Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(3,552)	$(1,504)	$(8,623)	$(7,573)
Adjust:
Depreciation expense	30	2	42	7
Provision for income taxes	2	37	54	128
Net interest expense	300	8	597	-
EBITDA	(3,220)	(1,457)	(7,930)	(7,438)
Additional adjustments:
Stock-based compensation	261	173	872	858
Borrowing related costs	164	1,059	869	2,034
Change in fair value of warrant liability	(264)	(350)	932	(718)
Change in fair value of notes payable	-	(94)	(220)	7
Foreign exchange transaction loss	9	9	31	34
Other (income) expenses, including transaction costs	-	(51)	-	617
Adjusted EBITDA	$(3,050)	$(711)	$(5,446)	$(4,606)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025 we had approximately $10.5 million in cash, which is flat when compared to the second quarter of 2025. We had notes payable of $7.8 million, and no other long-term debt. We had an accumulated deficit of approximately $56.9 million.

We have historically funded our operations through the issuance of notes and common stock, along with payments under governmental contracts for research and development activity.

The new PBS BARDA Contract, executed in September 2023, has a total value of up to approximately $150.0 million if all future options are executed. The base phase of the PBS BARDA Contract, valued at $54.9 million, was exercised concurrently with the contract award in September 2023. To date, our total potential support from BARDA is nearly $272.9 million for our 2013, 2019, and 2023 awards. In April 2023, we received a $4.0 million grant under the MTEC Agreement. In August 2024, the MTEC award was increased to $4.9 million and is currently intended to run through December 2025 with funding dependent on various milestones. See “Research and Development Revenue” above. With the PBS BARDA Contract, the recent $7.6 million common stock offering and funding available through the Avenue Financing (as described below), the Company believes it will have sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements.

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

In October 2025, the Company entered into a securities purchase agreement which provided for the issuance and sale of 3.1 million shares of common stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement the Company issued and sold warrants for the purchase of up to 4.0 million shares of common stock and pre-funded warrants to purchase up to 0.9 million shares of common stock, for aggregate gross proceeds of $7.6 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(7,368)	$(9,668)
Net cash provided by (used in) financing activities	12,670	8,567

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by approximately $2.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily driven by decreased staffing levels and consulting costs and expenses resulting from the change in focus to DeepView Burn.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased to approximately $12.7 million for the nine months ended September 30, 2025 as compared to $8.6 million for the nine months ended September 30, 2024. This was primarily attributable to proceeds from the Avenue Financing of $8.3 million, proceeds from the exercise of common stock warrants of $2.0 million and the attendant equity raise of $3.1 million partially, offset by the loan repayments on the Yorkville debt facility.

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

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of September 30, 2025.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those previously disclosed.

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

Based on management’s evaluation as of the quarter ended September 30, 2025, our Chief Financial Officer concluded that during the third quarter, we identified a new material weakness in our internal controls relating to a secondary revenue stream which utilizes the percentage-of-completion method. During the third quarter of 2025, the Company did not timely execute and document the procedures performed on this revenue stream to evaluate the expected cost remaining to complete the project.

The Company also noted an additional material weakness which originating from prior periods in 2024 related to our financial statement close process controls which has not yet been remediated. Our remediation and testing continue for the material weakness that our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions, and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. As a result of the material weakness in our internal control over financial reporting as described above, our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECTRAL AI, INC.

Date: November 12, 2025	By:	/s/ J. Michael DiMaio
	Name:	J. Michael DiMaio
	Title:	Principal Executive Officer

Date: November 12, 2025	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)