Form 10-K
period 2025-12-31
Spectral AI, Inc.
filed 2026-03-25
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $72.0 million based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 23, 2026, there were 31,823,895 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We have incurred significant losses since inception and may not be able to achieve significant revenues or profitability.

●	We are devoting substantially all of our efforts towards research and development of our DeepView® System.

●	We depend on government funding, which if lost or reduced, could have a material adverse effect on our research and development activities and our ability to commercialize our DeepView technology. Our largest contract is with the Biomedical Advanced Research and Development Authority (“BARDA”) and is the largest single source of revenue for us. Our BARDA contract is not guaranteed to be fully awarded or extended.

●	The regulatory review process is expensive, time-consuming, and uncertain and we may be unable to obtain clearance, approval, De Novo classification, or certification for our DeepView technology.

●	We may experience significant delays in completing clinical trials, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan.

●	New legislation and regulations and legislative and regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance, approval, De Novo classification, or certification of our DeepView System, or to manufacture, market and distribute our device after clearance, approval, or classification is obtained.

●	Disruptions at the FDA and foreign regulatory agencies caused by funding shortages, political climate or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

●	Modifications to our DeepView System may require new clearances, approvals, De Novo classifications, certifications, or new or amended certifications, and may require us to cease marketing or to recall the modified device until clearances, approvals, De Novo classifications, or the relevant certifications are obtained.

●	Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

●	We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

●	If our manufacturers fail to comply with the regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results would suffer.

●	Actual or perceived failure to comply with data protection, privacy and security laws, regulations, standards and other requirements could negatively affect our business, financial condition or results of operations.

●	As the regulatory framework for AI technology evolves, our business, financial condition and results of operation may be adversely affected.

●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our DeepView System, if approved.

●	We may not be able to achieve or maintain satisfactory pricing and margins for our DeepView technology.

●	We will depend upon third-party suppliers, including contract manufacturers and single and sole source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

●	We may encounter difficulties in managing our growth, which could disrupt our operations.

●	We are highly dependent on our senior management, directors and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

●	The use of artificial intelligence, including machine learning, in our analytics platforms may result in reputational harm or liability.

●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of our DeepView System. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

●	The success of our algorithms depends on our significant repository of proprietary burn image and data.

●	Changes in patent law or its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

●	Our patent rights and other intellectual property may be subject to priority, ownership or inventorship disputes, interferences, and similar proceedings and we may not be able to enforce our intellectual property rights throughout the world.

●	If our Common Stock does not maintain a certain price or market capitalization level or otherwise, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The price of our Common Stock and Warrants may be volatile.

●	Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

●	If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our Common Stock may decline.

●	Certain existing stockholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

●	Warrants may become exercisable for Common Stock, which would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders.

●	The other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business Overview.

We are an AI company focused on predictive medical diagnostics. Our DeepView System uses proprietary AI algorithms to distinguish between fully damaged, partially damaged and healthy human tissue characters invisible to the naked eye, at the initial time point of wound presentation. The DeepView System delivers a binary prediction on the wound’s capacity to heal or not-heal by a specified time point in the future. Our DeepView System’s output is specifically engineered to assist the health care professional in making a more accurate, timely and informed decision regarding the treatment of the patient’s wounds. Our focus is on our burn indication.

We were notified that our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (UKCA) marking for use in the United Kingdom for burn indications on February 22, 2024. The UKCA marking registration was fully completed on March 7, 2024. In 2026, we hope that our full DeepView System may achieve Class II medical device designation with the United States Food and Drug Administration (FDA) via the De Novo application the Company submitted in June of 2025. Subject to our receipt of additional necessary market authorization, our business will have two revenue streams, a SaaS (software as a service) model component predicated on utilizing the regulatory method, a SaMD (software as a medical device) regulatory framework, and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

The MSI technology, which comprises one part of the DeepView System, consists of patented proprietary multi-spectral optics and sensors, capturing injured tissue images ranging from near UV lights, through the human visible wavelengths, into the near infrared range (NIR). The broad wavelength ranges go beyond what the human eyes can see and capture what medical professionals cannot observe with their naked eyes. This wide range of wavelength images contain wound tissue physiology and captures the viability of various biomarkers within the skin and from the injured tissue spectral signatures. The imaging technology extracts appropriate clinical data and processes the image data to provide the injured tissue spectral signatures to the AI model and algorithms. The AI algorithm classifies various severities of the injuries as (i) full damaged (non-healing), or (ii) healthy tissue (healing) and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds, and all image processing and AI model classification takes approximately 20 to 25 seconds. Our DeepView System’s proprietary optics can extract millions of pixels of data or AI model features from each group of raw images. This information is then used to advance the algorithm optimization, which is trained and tested against a proprietary and clinically validated database of over 340 billion pixels of image data. The DeepView-AI Burns® software is used with the DeepView SnapShot® imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing tissue within an image.

Below at Figure 1 is an example of the DeepView System technological process.

Figure 1 — DeepView Imaging technology

To our knowledge, there are no comparable digital wound healing predictive medical diagnostic products that provide clinicians with an objective and immediate assessment of a wound’s future healing potential that benefit from the application of AI. Currently, healthcare professionals rely on their experience and subjective assessments to determine if wounds, such as burn injuries, will heal (a) under routine care after a period of time, typically several weeks, or (b) following the application of advanced wound care products and procedures including surgical interventions. Our DeepView System allows health care professionals to make a “Day One” assessment of a wound’s healing potential over time.

We have received substantial financial support from the U.S. government for our DeepView System’s application for burn wounds, including from agencies such as BARDA, which is part of the Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response (“ASPR”) in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation (“NSF”), National Institute of Health (“NIH”) and the Defense Health Agency (“DHA”) an agency within the Department of Defense (“DoD”). Since 2013, we have been awarded approximately $282.5 million in funding from government contracts, substantially all of which is from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and further our clinical trials. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and application for FDA De Novo status of our DeepView AI-Burn software. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will also enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System. This grant funding is non-dilutive to our stockholders, and we believe it validates the important nature of our mission and technology.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2026. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 140 burn centers, 700 trauma centers and 5,400 federal and community hospitals with Emergency Rooms where burn patients are most likely to visit upon injuries. The DeepView System provides a quick clinical diagnostic tool to the attending health care professional. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely manner. In the burn centers, the DeepView System provides an advanced assessment of the non-healing areas of a burn. Therefore, we plan to target our sales efforts to these facilities through highly-trained technical sales support staff that we plan to hire given the nature of DeepView as a truly disruptive AI driven predictive assistance tool. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

As noted above, subject to our receipt of the necessary regulatory market authorizations, our business is expected to have two revenue streams, a SaaS model component predicated on utilizing the regulatory method, SaMD regulatory framework, and an imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The capital sale component will be competitively priced for acceptance into burn centers, independent practices, hospitals and clinics.

Furthermore, we would expect to leverage results from the U.S. studies for a simultaneous conformity assessment procedure in the EU to obtain the CE marking of conformity (“CE Mark”), and we would expect to commence post-market studies in the UK. Subject to our receipt of the necessary regulatory market authorization, we would expect to initiate commercialization in the United States during 2026, in accordance with the projected timeline for our BARDA contract.

Burn Indication

As part of the validation study for our De Novo submission to the FDA, the Company has completed the enrollment of 164 patients, including 49 pediatric subjects. In the validation study, the DeepView System has (a) shown superiority in sensitivity and, (b) with respect to specificity, met the non-inferiority margin when compared to clinician assessment. These findings were corroborated by the AI model’s cross-validation analysis in identifying non-healing burn regions. These results represent a significant improvement above the diagnostic accuracy of burn physicians when assessing the same population. In addition to our validation study, we have conducted three large clinical studies with multiple sites across the United States, enrolling more than 400 patients, including both adult and pediatric burn patients.

Our proprietary and clinically validated database for burns is comprised of over 340 billion pixels of image data. This database presents both a significant barrier to entry to would-be competitors in wound care healing assessment, and a potential additional commercial opportunity for us to develop further in the future.

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

DeepView SnapShot® M

In addition to our DeepView System, our primary additional technology is the DeepView SnapShot M, a fully handheld, portable, and wireless diagnostic tool based on the DeepView System’s AI platform. The DeepView SnapShot M provides a potential enhanced and expanded use for the U.S. government and emergency care, first responders and potentially home health care professionals. On June 23, 2021, we were awarded a two-year, $1.1 million, Sequential Phase II STTR contract by the DHA within the U.S. Department of Defense. This funding enables us to research and develop the DeepView SnapShot M product primarily for military and combat settings. In April 2023, we were awarded a $4.0 million grant from the Medical Technology Enterprise Consortium (“MTEC”), a 501I(3) biomedical technology consortium working in partnership with the Department of Defense, to develop our DeepView SnapShot M device in a Phase III feasibility and commercialization study. In August 2024, the MTEC award was increased to $4.9 million and was extended to run through December 2025 with funding dependent on various milestones. In September 2024, we received an additional $0.9 million from MTEC for further development of the handheld device. In December 2025, the MTEC contract was amended to provide a no-cost extension to run through June 2026. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development. These grants, along with prior awards from DHA, bring our funding total for our DeepView SnapShot M to over $7.2 million. The funding will be used to support military battlefield burn diagnostic evaluations using DeepView SnapShot M.

3-D Wound Measurement Technology

We are also developing three-dimensional (3D) software-based wound measurement technology for integration into our DeepView System. This technology is designed to deliver rapid, accurate wound assessment by generating a three-dimensional representation of burn tissue, enabling high spatial precision in burn area measurement without the use of externally placed reference markers — an advantage over certain existing technologies that rely on such markers and may be limited in their ability to accurately assess burn area.

Our 3D wound measurement technology calculates the percentage of total body surface area affected by burns (%TBSA) by automatically segmenting the burn area, applying established body surface area estimation formulas, and producing a quantitative measurement output. In addition to improving %TBSA accuracy, the technology is designed to enhance our multispectral imaging (MSI)-based capability to differentiate non-healing areas within large burns, enabling more targeted and precise treatment decisions. Development of this technology is supported in part by financial funding from the Biomedical Advanced Research and Development Authority (BARDA).

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

We submitted a De Novo application to the FDA for market authorization of the burn application in June, 2025. In 2023, we received our ISO 13485:2016 certification for Medical Devices. Our certification audits were completed in the first quarter of 2024 and the third quarter of 2025, without any exceptions. In March 2024, Spectral completed its UKCA Mark registration for the full DeepView System for our burn indication.

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

The DeepView System is designed to assist clinicians in making accurate, timely, and informed decisions regarding the treatment of the patient’s wound. DeepView provides physicians with an immediate assessment of a burn wound’s healing potential with a binary outcome determination. The DeepView System has (a) shown superiority in sensitivity and, (b) with respect to specificity, met the non-inferiority margin when compared to clinician assessment. These findings were corroborated by the AI model’s cross-validation analysis in identifying non-healing burn regions. These results represent a significant improvement above the diagnostic accuracy of burn physicians when assessing the same population. In addition to our validation study, we have conducted three large clinical studies with multiple sites across the United States, enrolling more than 400 patients, including both adult and pediatric burn patients.

See the table below for an analysis of the current DeepView System’s benefits to patient care:

Burn
Current Time to Decision	21 Days
DeepView Time to Decision	Day 1
DeepView Estimated Cost savings	~$24,000 per stay

Key Strengths

We believe the following key strengths will help us to maintain and grow our business going forward:

Market Leading Technology

We have developed proprietary AI algorithms and imaging technology to assist clinicians to make more accurate and efficient treatment decisions in managing patient’s wounds. This technology is the result of 13 years of research and development, thousands of hours of user feedback, and most importantly, the continual commitment to ensuring that the output from DeepView answers a clinical question that is to meaningful physicians. We own and control the entirety of our data pipeline. We only rely images and data that the DeepView System collects in a controlled clinical environment and do not rely on stock images or databases for our algorithms. All optical technology has been developed in-house and is specifically engineered to collect this imaging data. In September 2025, we were named to TIME’s World’s Top HealthTech Companies 2025 list. A current image of our cart-based DeepView System appears below in Figure 3.

Figure 3 — DeepView System

Unmet Clinical Need

The biggest unmet need for clinicians treating burn wounds is the lack of a diagnostic tool that provides an objective wound healing determination on “Day One.” The current standard of care treatment pathway for these wounds can be generally characterized by a subjective initial assessment from the physician followed by multiple weeks of clinical observation to assess whether or not the wound responded to treatment. Burn wounds are primarily staged by their penetration depth into the skin and involvement of tissues below the skin in severe cases. Burn wounds are diagnosed by expert clinical opinion without the aid of objective diagnostic tools that provide a wound healing prediction. Furthermore, the current methods of diagnosis rely on a “wait and see” approach that result in prolonged hospital stays and costly delays in the delivery of definitive treatment. Our goal is to eliminate these costly delays between initial screening and the delivery of a definitive treatment using AI algorithms applied to our proprietary multispectral wound images.

Significant Market Opportunity

Geography — DeepView has the potential to service a large total addressable market. We estimate that there are over 57,000 sites of clinical care in which the technology could be placed in the United States and over 20,000 sites across the UK and EU. For all geographies, these sites include both acute inpatient hospitals and outpatient sites of care, which include physician offices. As we expand from the United States into the UK and EU, we will consider follow-on markets for commercial expansion, including the Middle East, among others.

Pipeline Applications — Though we are currently focused on the burn application for DeepView, there are other pipeline applications that we are considering for future commercialization. As noted above, we have already received U.S. government funding for the development of our DeepView SnapShot M fully handheld device for use in combat, military and home health care uses. In connection with our BARDA contract, we are working on expanding the usage of the DeepView System to incorporate a wound and burn measurement diagnostic tool for clinicians.  We have also explored the technology’s potential for the assessment of in-patient soft tissue indications, wound bed preparedness, critical limb ischemia, level of lower limb amputation selection, post-operative perfusion assessment for peripheral interventions, and additional military applications. For all future pipeline applications, we believe that the foundational technology would remain constant, in that we will leverage our data analytics algorithms to improve predictive analyses. With any new application, we would need to conduct one or more clinical studies to collect enough patient data to appropriately support algorithm development for each new application. These new algorithms could easily be uploaded to existing devices in the future. From a U.S. regulatory perspective, we believe that these follow-on applications would all follow a 510(k) clearance process although, in some cases, we may need to follow the De Novo classification or premarket approval pathway if we are not able to identify a predicate, or if use of the device for a new indication is classified as a Class III device.

Existing and future revenue base from long term U.S. Government Contracts — BARDA

On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and application to the FDA for De Novo status of our DeepView System. This includes the distribution of up to 30 DeepView Systems in various emergency rooms and burn centers to support the clinical validation study. The contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research to support the broader clinical adoption of the DeepView System. This grant funding is non-dilutive to our stockholders, and we believe it validates the important nature of our mission and technology.

Significant Wound Data Repository from Artificial Neural Network

Over 340 billion pixels of proprietary image data have been acquired and utilized for the deep learning algorithms training. This presents a significant barrier to entry to would-be competitors in wound care healing assessments. The data collection to clinical output, the flow, quality and control of the data pipeline is managed entirely by us. Our DeepView System uses deep learning on its wound data repository to recognize patterns and correlations of injured tissue spectral signatures to produce reliable and reasonable assessment for clinicians to make accurate and faster treatment decisions. We believe that our strategic partnerships with various leading medical institutions and healthcare providers in the United States and Europe will enable us to access high quality image data and build the world’s leading wound biopsy tissue database. Our AI algorithms are designed and trained to the clinical “ground truth” that has been verified and vetted by various U.S. government agencies and leading clinicians in their respective fields. They are currently being reviewed, but have not yet been cleared by FDA.

Strategic Partnerships

We have developed strategic partnerships with multiple clinical and academic partners. In the United States, we are currently engaged with leading research hospitals that are enrolling subjects for our Burn AI training study and are engaged with external consultants to continue to develop our commercialization strategy. In the EU and UK, we have partnered with key opinion leaders to provide us with greater knowledge in the wound care sector. In July 2024, we entered into a memorandum of understanding with PolyNovo, Ltd. to assist in the expansion of our DeepView System throughout Australia by utilizing the Australian Special Access Scheme. As of December 31, 2025, the Company was accepted into the Special Access Scheme with and has delivered devices to three hospitals in Melbourne, Perth and Sydney. Our partnerships with these institutions provide us with the opportunity to collaborate with leading wound care providers to develop effective early stage wound assessment technology. We utilize these strategic partnerships to support the ongoing clinical validation studies we are using to develop our algorithmic model. Each of our clinical study/trials include certain protocol requirements to ensure a uniform testing process for our technology.

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

Several companies have developed wound imaging systems for wounds; however, these systems incorporate technology such as spatial frequency domain imaging, thermal imaging, photographic documentation, hyperspectral imaging, and near-infrared imaging that provide physiologic data to the physician. Ultimately, this physiologic data appears only to provide an indirect linkage to wound healing and does not display a binary result of “healing vs. non-healing.” Furthermore, the majority of systems in the wound care space are merely documentation tools that record measurements of the wound for health record purposes and still rely upon subjective clinician opinion for treatment decisions. The advent of a novel technology such as the DeepView System not only has the potential to disrupt the therapeutic pathway within the wound care market, but also to create a new diagnostic market for wound care that did not exist previously for clinics and physicians, subject to successful development of the device and FDA marketing authorization. As noted above, although our previous DeepView Systems received 510(k) clearance, and we have received FDA Breakthrough Device Designation clearance for our DeepView System, there can be no assurance that we will be able to obtain market authorization in the US, UK or EU, especially as the Company seeks a De Novo clearance with the FDA.

Commercialization and Revenue Strategy

We intend to pursue the complete development of our DeepView System and, if commercialization authorization is obtained from the FDA, to commercialize it on our own, or potentially with a partner, in the United States and other regions including the UK and Australia. We intend to continue to expand our sales and marketing teams and to hire appropriate additional staffing to build the necessary infrastructure and capabilities over time for the United States, and abroad. Our sales efforts will begin in the regions where our devices are currently being used and in concert with the terms of our existing BARDA contract. We expect to continue to expand our sales and marketing teams as we expand our commercialization efforts in the near future.

United States

Subject to our receipt of the necessary regulatory marketing authorization, we intend to market our DeepView System using internal and third-party resources to inpatient and outpatient sites of care throughout the United States. As noted above, subject to our receipt of the necessary regulatory marketing authorization, our business is expected to have two revenue streams, a SaaS (software as a service) model component predicated on utilizing the regulatory method, SaMD (software as a medical device), and an imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithm updates. The capital sale component will be competitively priced for acceptance into independent practices and clinics.

Given our receipt of the UKCA mark for our burn indication, commercial sales are expected to commence in 2026 for the burn indication in the UK. In the United States, the Company will continue to perform under its new BARDA contract with respect to the burn indication and will receive significant governmental funding prior to the expected receipt of FDA clearance of the DeepView System in the first half of 2026.

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

In addition to Cobalt, we partner with several other highly specialized contract manufacturers in the areas of optics, technology design, and electronics. We employ experienced regulatory and quality control personnel to ensure that our manufacturing processes and quality management systems comply with FDA and EU regulations and standards. As we expand into the European market, we will most likely consider manufacturing devices in the EU in preparation for commercialization. We do not have any plans to develop our own manufacturing facility currently.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business by seeking patents to cover our technology. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our technology is protected with issued and/or allowed patents across nine families of active patents:

●	Burn/Wound Classification on MSI and photoplethysmography (“PPG”);

●	Tissue classification on MSI and PPG;

●	Amputation site analysis on MSI, ML and healthcare matrix;

●	Diabetic foot ulcer (“DFU”) healing potential prediction and wound assessment on MSI, ML and healthcare matrix;

●	High-precision, multi-aperture, MSI snapshot imaging;

●	Wound assessment based on MSI;

●	Burn/histology assessment based on MSI and ML;

●	High-precision, single-aperture MSI snapshot imaging; and

●	Topological characterization and assessment of tissues using MSI and ML

As of December 31, 2025 we had 13 issued and allowed U.S. patents with 5 U.S. patent applications pending. We have 21 issued and allowed international patents with 23 foreign and international patent applications pending.

In addition, we support the development of our brand and product offerings through trademark protection at the United States Patent and Trademark Office. As of December 31, 2025, we maintain a portfolio of 47 trademarks and 11 trademark applications pending relating to our DeepView System product offerings. Our trademarks and pending trademark applications are spread over nine jurisdictions mostly in the UK the EU and China. It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets. We will continue to look to protect our intellectual property in the United States, UK and the EU as those are the first commercial markets for our products and rely on third party experts to assist in doing this.

Facilities

Our corporate headquarters is located in Dallas, Texas, where we occupy approximately 11,000 square feet of space under a lease agreement. In April 2024, the Company executed an extension of its existing lease agreement for our corporate headquarters which expires on February 29, 2028.

Human Capital Resources and Employees

We employ a growing and highly skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

We continued to expand our workforce in 2024 as we continue to build a focused and highly-skilled team. At December 31, 2025 had 65 full-time employees in the United States and UK. In 2026, we anticipate new hires will be made in all areas, in particular in operations, sales, marketing, and government contracts. This will further enable us to meet our commercialization, marketing, technology, IP, clinical and regulatory goals in 2026 and beyond.

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

We have incurred substantial net losses since our inception. For the year ended December 31, 2025 and the year ended December 31, 2024, on a consolidated basis, we incurred a net loss of $7.5 million and $15.1 million, respectively, and on a consolidated basis our cash balance at December 31, 2025 was $15.4 million. We had an accumulated deficit of approximately $55.8 million as of December 31, 2025. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, legal, and general and administrative expenses associated with our operations.

On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to $150.0 million, including an initial award of approximately $54.9 million to support the clinical validation and FDA clearance of our DeepView System. The Company will utilize its existing cash balance and the initial award from BARDA for its near-term liquidity and operating needs. The Company believes that it has sufficient cash and revenue from its BARDA contract to support its operations until it is able to obtain equity or debt investments on terms acceptable to the Company to meet its expected operating cash-flow needs for its burn and other indication research and development.

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

We receive funding from a contract by the DHA within the U.S. Department of Defense, which enables us to research and develop a fully portable, handheld version of our DeepView System and has been extended through the second quarter of 2026. We were previously awarded a $1.1 million, Sequential Phase II STTR contract by the DHA within the U.S. Department of Defense, which is paid to us monthly, as well as a STTR Phase I and initial Phase II contract from the DHA.

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

We also are party to a Research Project Award agreement with the Advanced Technology International as Consortium Manager for MTEC. This agreement extends the DHA Phase II contract for the development of the handheld device of the DeepView System. Under the terms of this agreement, MTEC will pay us a firm fixed fee based upon our achievement of certain milestones (such as development of the image technology in the handheld device, validation of the design and development of a handheld device from the current cart-based system, completion of verification testing builds, and development of commercialization plan). In December 2025, the MTEC contract was extended to run through June 2026. However, there are no assurances that we will achieve the contract milestones on a timely basis, or at all. Failure to receive the fee under the contract could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition.

We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay clinical trials necessary to market our products or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group (the “Avenue Financing”), with an initial draw-down of $8.5 million. The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of September 30, 2025. The Avenue Financing is described more in depth below.

Based on our current operating plan, we believe that our cash and cash equivalents, together with the remaining funding available to us under the BARDA contract, the MTEC Agreement, the Avenue Financing, the Yorkville SEPA and other financings completed by the Company will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the release date of the consolidated financial statements included in this annual report. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.

We may require additional capital in the future to fund our operating expenses and to further our product development efforts, including seeking the necessary regulatory clearances, approvals, De Novo classifications, or certifications (each which cannot be guaranteed and may take longer than planned) for our DeepView System and growing our sales and marketing organization. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:

●	the cost of our research and development activities;

●	the scope, rate of progress and cost of our clinical studies;

●	the cost and timing of additional regulatory clearances, approvals, De Novo classifications, or certifications;

●	the degree and rate of market acceptance of our DeepView System, assuming we receive the necessary regulatory clearances, approvals, De Novo classifications, or certifications (each of which cannot be guaranteed and may take longer than planned);

●	the scope and timing of investment in our sales force and expansion of our commercial organization;

●	the costs associated with manufacturing our DeepView System at increased production levels;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the costs associated with any product recall that may occur;

●	the costs of attaining, defending and enforcing our intellectual property rights;

●	the emergence of competing new products or technologies or other adverse market developments; and

●	the impact on our business from any pandemic, epidemic or outbreak of an infectious disease.

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

We do not have the ability to independently conduct all of our pre-clinical and clinical trials for our DeepView System and to prepare the associated regulatory submissions without the participation of third-party research hospitals, burn and wound centers. We must rely on third parties such as CROs, medical institutions and clinical investigators to conduct such trials. If these third parties do not successfully carry-out their contractual duties or comply with regulatory obligations, including compliance with Good Clinical Practice (“GCP”) requirements or meet expected deadlines, if these third parties need to be replaced, if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols or regulatory requirements or for other reasons, or if the prepared regulatory submission does not meet the regulatory agencies’ expectations or requirements, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control, including any pandemic, epidemic or outbreak of an infectious disease. In the event of such extensions, delays, suspensions or terminations, we may not be able to obtain market authorization, De Novo classification, certification or other required regulatory authorizations or certifications for, or successfully commercialize, our DeepView System on a timely basis, if at all, and our business, financial condition and results of operations may be adversely affected.

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

Disruptions at the FDA and foreign regulatory agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA, foreign regulatory agencies and the notified body, to review and clear, approve, certify, or grant De Novo classifications for new products can be affected by a variety of factors, including government budget, funding shortages, political climate and funding levels, government shutdowns, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at these organizations have fluctuated in recent years as a result. In addition, government funding of other government agencies that oversee clearances and approvals and that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the Commission during this period. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

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

We believe that our DeepView System will allow clinicians to make more accurate and efficient treatment decisions in the wound care sector. Whether clinicians choose to use our device over other market alternatives, however, is likely to be based on a determination that, among other things, our system is effective, safe, cost-effective and represents an acceptable method of diagnosis. Even if we can prove the effectiveness of our DeepView System through clinical trials, there may not be broad adoption and use of our device and clinicians may elect not to use our DeepView System for any number of reasons, including:

●	lack of experience with our DeepView System and concerns that we are new to the market;

●	perceived liability risk generally associated with the use of our device;

●	lack or perceived lack of (i) sufficient clinical evidence regarding our claims of superior diagnostic assessment and (ii) long-term data, supporting clinical benefits or the cost-effectiveness of our device over existing diagnostic alternatives;

●	the failure of key opinion leaders to provide recommendations regarding our device, or to assure clinicians and healthcare payors of the benefits of our device as an attractive alternative to other diagnostic options;

●	long-standing relationships with companies and distributors that sell other diagnostic products for wound care assessment;

●	concerns over the capital investment required to purchase our DeepView System and perform the DeepView procedure;

●	lack of availability of adequate third-party payor coverage or reimbursement;

●	competitive response and negative selling efforts from providers of alternative technologies;

●	failure to obtain favorable coverage decisions from payors, including, but not limited to, Medicare or Medicaid; and

●	limitations or warnings contained in the labeling cleared or approved by the FDA, if approved, or approved or certified by other authorities or bodies.

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

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our device to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

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

If our DeepView System is approved for commercialization, we intend to warrant each DeepView System against defects in materials and workmanship. We also expect to provide technical and other services beyond the warranty period pursuant to a supplemental service plan that we will sell with our DeepView System. We have no history of commercial placements from which to judge our rate of warranty claims, and we expect that the number of warranty claims we receive may increase as we scale our operations and as commercial placements age. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional operating expenditures for parts and service. In addition, our reputation could be damaged and our device may not achieve the level of market acceptance that we are targeting in order to achieve and maintain profitability. Unforeseen warranty exposure could negatively impact our business and financial results.

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

As of December 31, 2025, we had 65 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs, clinical and sales and marketing. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities. Any failure or delay in the development of our internal sales, marketing, distribution and compliance capabilities could delay any product launch, which would adversely impact the commercialization of our product. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.

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

Over 340 billion pixels of proprietary image data have been acquired and utilized for the deep learning algorithms training. We believe this presents a significant barrier to entry to would-be competitors in wound care healing assessments. The data collection to clinical output, the flow, quality and control of the data pipeline is managed entirely by us. Our DeepView System uses deep learning on its wound data repository to recognize patterns and correlations of injured tissue spectral signatures to produce reliable and reasonable assessment for clinicians to make accurate and efficient treatment decisions.

We have developed strategic partnerships with multiple clinical and academic partners in the United States and Europe. Through our strategic partnerships with multiple clinical and academic partners, we are able to access large, diverse and specific sets of wound data inputs to develop, validate and improve our DeepView algorithms efficiently and effectively. We believe we have the pre-eminent proprietary clinical burn wound database. The depth and quality of our proprietary data is critical to developing a leading wound assessment technology with demonstrated clinical need across burn and other indications with a positive impact on health economics and patient outcomes, while safeguarding patient data and privacy. If we were no longer able to access or receive this data, it would have a material adverse effect on our business, prospects, results of operations and financial condition.

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

As of December 31, 2025, we had 13 issued and allowed U.S. patents with 5 U.S. patent applications pending. We had 21 issued and allowed international patents with 23 foreign and international patent applications pending. We protect our DeepView System trademarks primarily in four classes: pre-recorded/downloadable software, surgical, medical apparatus, computer and scientific services and medical and healthcare services. As of December 31, 2025, we maintain a portfolio of 47 trademarks and 11 trademark applications pending relating to our DeepView and SnapShot product offerings. Our trademarks and pending trademark applications are spread over nine jurisdictions mostly in China, the UK and the EU. It is our intention to maintain these registrations indefinitely and to expand the number of jurisdictions in which we have registered trademarks as deemed necessary to protect our freedom to use the marks and/or block competitors in additional markets. We will continue to primarily focus on protecting our intellectual property in the United States, UK and the EU as those are the first commercial markets for our products.

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

Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. The strength of patent rights generally, and particularly the patent position of medical device companies, involves complex legal, factual and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. Even if patents are successfully issued from our patent applications, third parties may challenge the validity, enforceability, or scope of such patents, which may result in such patents being narrowed, invalidated, or held unenforceable. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may also have blocking patents that could prevent us from marketing our own products and practicing our own technology. We may not be aware of all third-party intellectual property rights (for example, not be aware of a patent or not be aware of a patent’s scope) potentially relating to our products, product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to market our products without infringing third party patent rights, is highly uncertain. We cannot ensure that we do not infringe any patents or other proprietary rights held by others. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products.

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

In addition, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Obtaining and maintaining intellectual property, including patent protection, depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, and our intellectual property, including patent protection, could be reduced or eliminated for non-compliance with these requirements.

The USPTO, United States Copyright Office (USCO) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees often must be paid to the USPTO, USCO and foreign agencies over the lifetime of any registered or applied-for intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing or marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. We also have a duty to disclose to the USPTO any prior art known to us that may be material to the patentability of our patents. If we fail to submit any such material prior art, a court or administrative agency may deem one or more of our patents unenforceable.

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

If we fail to validly execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our products, the value of our business and competitive position may be harmed.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how, and other confidential and proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we generally have confidentiality and invention assignment provisions in contracts with our employees, consultants, suppliers, contract manufacturers, collaborators, and others upon the commencement of their relationship with us. However, we may not enter into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other confidential or proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets or proprietary technology and processes will not otherwise become known or independently developed by competitors. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Despite the protections we place on our intellectual property or other confidential and proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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

We cannot assure you that our securities will continue to be listed on Nasdaq. If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock are a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The Company’s Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

The Company is subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq Stock Market. In particular, the Company is required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on Company’s business and results of operations.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our Common Stock may decline.

Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause the Company to fail to meet its reporting obligations. In addition, any testing by the Company conducted in connection with Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002, as amended (“SOX”) or any subsequent testing by the Company’s independent registered public accounting firm, may reveal deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to the Company’s financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s Common Stock.

For as long as the Company is an emerging growth company or a non-accelerated filer, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of the Company’s internal controls over financial reporting could detect problems that the Company’s management’s assessment might not detect. Undetected material weaknesses in the Company’s internal controls over financial reporting could lead to restatements of the Company’s consolidated financial statements and require the Company to incur the expense of remediation.

If the Company is not able to comply with the requirements of Section 404 in a timely manner or it is unable to maintain proper and effective internal controls over financial reporting may not be able to produce timely and accurate consolidated financial statements. As a result, the Company’s investors could lose confidence in its reported financial information, the market price of the Common Stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of SOX, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business. In the future, our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. In addition, we are required, pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, as amended (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. As an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company. If we are not able to maintain the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the accounting for complex equity arrangements, financial statement close process and in the design and operation of internal controls involving accruals and unbilled revenue.

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

In addition, the shares of our Common Stock reserved for future issuance under the Spectral AI, Inc. 2023 Equity Incentive Plan are eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the Equity Incentive Plan as of December 31, 2025, was 3,730,684 shares.

Warrants are exercisable for Company Common Stock, which would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 8,433,333 shares of Common Stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. Each warrant originally entitled the registered holder to purchase one share of Common Stock at a price of $11.50 per full share. In November 2024, the Company reduced the exercise price from $11.50 per full share to $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Warrants may exercise its Warrants only for a whole number of shares. This means that only a whole warrant may be exercised at any given time by a holder of Warrants. To the extent such warrants are exercised, additional shares of the Common Stock will be issued, which will result in dilution to the holders of the Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of the Common Stock.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. Cybersecurity.

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

As of December 31, 2025, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company. We face risks of incidents, whether through cyber-attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business.

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

Holders

As of March 23, 2025, there were at least 8,000 holders of record of 31,823,895 shares of our Common Stock and at least 12 holders of record of our redeemable warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2025, we awarded options and restricted stock units to key employees (including our named executive officers) for retention, engagement and bonus compensation awards. These awards are designed to align a portion of our named executive officers’ compensation with the interests of our existing stockholders and to build retention value by incentivizing our named executive officers to remain in our service.

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to previous plans were replaced with a corresponding award to be issued pursuant to the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000. The Board of Directors may increase the number of shares in the Plan by adding additional shares on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. No new shares were added to the Plan in 2025. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of December 31, 2025, under the 2023 Plan, 3,857,136 shares of common stock were issuable upon exercise of outstanding options and 9,700 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 3,730,684 shares remain available for issuance through grants of future options. RSUs awarded under the 2023 Plan for the purchase of common stock will vest based on continued service which is generally three years or based on the achievement of market terms as set forth in the individual awards. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has, from time-to-time, approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Securities

None.

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

Overview

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView® System, an internally developed multi-spectral imaging device that has previously received FDA breakthrough device designation status for an earlier version. Given our receipt of the UKCA mark for burn indication on our DeepView System, we expect to begin commercialization activities in the United Kingdom in 2026. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication which is supported by the BARDA PBS contract.

For burn wounds, a non-healing assessment could aid the clinician in making an immediate and objective determination for appropriate candidates for surgery, as well as determining what specific areas of the burn wound will require excision and skin grafting. The Company has completed the enrollment of 164 patients, including 49 pediatric subjects, representing the full enrollment requirements in its validation study for the De Novo submission. In participants, the DeepView System has shown superiority in sensitivity and met non-inferiority margin in specificity compared to clinician assessment. These findings were corroborated by the AI model’s cross-validation in identifying non-healing burn regions. This represents a significant improvement above the diagnostic accuracy of burn physicians assessing the same population. In addition to our validation study, we have conducted three large clinical studies with multiple sites across the United States, enrolling more than 400 patients, including adult and pediatric burn patients.

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

In September 2023, we executed our third contract with BARDA for a multi-year Project BioShield (“PBS”) agreement, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of our DeepView System for commercial marketing and distribution purposes, which we expect to continue through the first quarter of 2026. This contract funding is non-dilutive to our shareholders, and we believe it validates the important nature of our mission and technology.

In addition to our PBS BARDA Contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView System (the “MTEC Agreement”). In August 2024, the MTEC award was increased to $4.9 million and was extended to run through December 2025 with funding dependent on various milestones. In December 2025, the MTEC contract was extended to run through June 2026. In March 2024, we received an additional $0.5 million award from the DHA to further this development, for a total contract value of approximately $2.8 million.

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

Financial Operations Overview

Research and Development Revenue

To date we have not generated any revenues from the sale or license of our products. Our primary source of revenue is research and development revenue. Currently, we are highly dependent upon the reimbursements from BARDA for the burn diagnostic testing of our DeepView System and other U.S. government awards. The Company recognizes revenue from the sale of its products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s product revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. Our research and development revenue is affected by the amount of research and development that is expended each month with respect to our contract with BARDA and other U.S. governmental contract awards, such as our grant under the MTEC Agreement which we earn based on the achievement of milestones and performance milestones. Our revenue growth is dependent upon a number of factors, including expanding the research and development activities under the BARDA contract, research and development reimbursed expenses relating to other contract awards from U.S. governmental agencies and the intended future commercial sales of our DeepView System. See “Liquidity and Capital Resources” for additional information.

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

Other Income (Expense)

In 2025, other income (expense) consists of net interest expense, borrowing related costs related to the Avenue Financing, fees related to the Hudson Bay Financing, change in the fair value of warrant liability, and foreign exchange transaction gains/losses. In 2024, other income (expense) consists of fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement, net interest income, borrowing related costs related to the Yorkville convertible notes, including the 8% original issue discount per each Pre-Paid Advance, change in fair value of notes payable, change in fair value of warrant liabilities, changes in fair value of derivatives, and foreign exchange transaction gains/losses. Historic foreign exchange transaction loss primarily relates to changes in the exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with currency translation costs associated with purchasing British pound sterling for payment of our employees and vendors in the UK.

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

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes these metrics for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024(1)	Change
Research and development revenue	$19,650	$29,581	$(9,931)
Gross profit	8,925	13,274	(4,349)
Gross margin	45.4%	44.9%	0.5%
Operating loss	(8,603)	(6,582)	(2,021)
Net loss	(7,571)	(15,158)	7,587
Adjusted EBITDA	(7,417)	(5,540)	(1,877)

(1)	Reflects an adjustment of $157,000 to the income tax provision during the year ended December 31, 2024. See further discussion in Note 1.

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

Results of Operations

The following table summarizes of our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024(1)	Change
Research and development revenue	$19,650	$29,581	$(9,931)
Cost of revenue	(10,725)	(16,307)	5,582
Gross profit	8,925	13,274	(4,349)

Operating costs and expenses:
General and administrative	17,528	19,856	(2,328)
Total operating costs and expenses	17,528	19,856	(2,328)
Operating loss	(8,603)	(6,582)	(2,021)

Other income (expense):
Net interest income (expense)	(886)	14	(900)
Financing related costs	(1,051)	(2,965)	1,914
Amortization of debt discount	(455)	-	(455)
Change in fair value of warrant liabilities	3,249	(4,633)	7,882
Change in fair value of notes payable	220	(220)	440
Foreign exchange transaction loss, net	(34)	(43)	9
Transaction costs	-	(615)	615
Total other income (expense), net	1,043	(8,462)	9,505
Loss before income taxes	(7,560)	(15,044)	7,484
Income tax provision	(11)	(114)	103
Net loss	$(7,571)	$(15,158)	$7,587

(1)	Reflects an adjustment of $157,000 to the income tax provision during the year ended December 31, 2024. See further discussion in Note 1.

Research and development revenue

	Year Ended December 31,		Change in
	2025	2024	$	%

Research and development revenue	$19,650	$29,581	$(9,931)	(33.6)%

Research and development revenue was $19,650, for the year ended December 31, 2025, a decrease of 33.6% compared to the comparable period in 2024, reflecting a decrease in the completed work under the PBS BARDA Contract as the contract progressed to the end of the base phase of such contract and consistent revenue in the awards and work performed under the Company’s other U.S. governmental contracts.

For the year ended December 31, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows:

	Year Ended December 31,		Change in
	2025	2024	$	%

BARDA	$17,700	$27,903	$(10,203)	(36.6)%
Other U.S. governmental authorities	1,950	1,678	272	16.2%
Total research and development revenue	$19,650	$29,581	$(9,931)	(33.6)%

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change in
	2025	2024	$	%

Cost of revenue	$10,725	$16,307	$(5,582)	(34.2)%
Gross profit	8,925	13,274	(4,349)	(32.8)%
Gross margin	45.4%	44.9%

Cost of revenue for the year ended December 31, 2025 was $10.7 million, a decrease of 34.2% compared to the comparable period in 2024, due to decreased development activity to fulfill our U.S. governmental contracts, consistent with the decrease in research and development revenue.

Gross margin for the year ended December 31, 2025 was 45.4%, an increase from 44.9% as compared to the comparable period in 2024, due to slightly more direct labor attributed to the PBS BARDA Contract as a component of the overall development activity.

General and Administrative Expense

	Year Ended December 31,		Change in
	2025	2024	$	%

General and administrative expense	$17,528	$19,856	$(2,328)	(11.7)%

General and administrative expense was $17.5 million, for the year ended December 31, 2025, a decrease of 11.7% as compared to the comparable period in 2024. Non-revenue generating research and development activities have decreased by approximately $2.6 million for the year ended December 31, 2025 compared to the comparable period in 2024 offset by an increase of approximately $0.6 million related to other administrative expenses for the year ended December 31, 2025, compared to the comparable period in 2024. This expense also reflects a decrease in the overall headcount at the Company from the prior year.

Other income (expense)

	Year Ended December 31,		Change in
	2025	2024	$

Net interest (expense) income	$(886)	$14	$(900)
Financing related costs	(1,051)	(2,965)	1,914
Amortization of debt discount	(455)	-	(455)
Change in fair value of warrant liabilities	3,249	(4,633)	7,882
Change in fair value of notes payable	220	(220)	440
Foreign exchange transaction loss, net	(34)	(43)	9
Other expenses, including transaction costs	-	(615)	615
Total other income (expense), net	$1,043	$(8,462)	$9,505

Net interest expense for the year ended December 31, 2025 primarily relates to interest expense associated with the Avenue Financing.

Financing related costs decreased $1.9 million for the year ended December 31, 2025, as compared to the comparable period in 2024 primarily due to the elimination of the expenses relating to the Company’s prior financings that were expensed during fiscal year 2024. Amortization of debt discount of $0.5 million for the year ended December 31, 2025 relates to amortization of the discount on the Avenue note payable.

Change in fair value of warrant liabilities increased by approximately $7.9 million for the year ended December 31, 2025 as compared to the comparable period in 2024. Change in fair value of warrant liabilities was an expense of $3.2 million for the year ended December 31, 2025, as compared to a benefit of ($4.6) million for same period in 2024. The changes reflect fluctuations in the fair value of the Company’s warrants during the year ended December 31, 2025. The Company’s warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net loss. As a result, fluctuations in the warrant price of Public Warrants and fluctuations in the fair value of other outstanding warrants may cause significant non-cash gains or losses, leading to volatility in reported net loss.

Change in fair value of notes payable increased by approximately $0.4 million for the year ended December 31, 2025, as compared to the comparable period in 2024, which reflects the change in fair value of the Yorkville convertible note accounted for under the fair value option.

Foreign exchange transaction loss for the year ended December 31, 2025 and 2024 is immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. In addition, these amounts includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Other income (expenses), including transaction costs for the year ended December 31, 2024 primarily relating to non-recurring legal, professional, and service fees incurred in connection with the Yorkville transaction and B. Riley purchase agreement.

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

The following table presents our Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024(1)
Net loss	$(7,571)	$(15,158)
Adjust:
Depreciation expense	71	10
Provision for income taxes	11	114
Net interest expense (income)	886	(14)
EBITDA	(6,603)	(15,048)
Additional adjustments:
Stock-based compensation	1,115	1,032
Financing related costs	1,051	2,965
Amortization of debt discount	455	-
Change in fair value of warrant liabilities	(3,249)	4,633
Change in fair value of notes payable	(220)	220
Foreign exchange transaction loss, net	34	43
Other (income) expenses, including transaction costs	-	615
Adjusted EBITDA	$(7,417)	$(5,540)

(1)	Reflects an adjustment of $157,000 to the income tax provision during the year ended December 31, 2024. See further discussion in Note 1.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had approximately $15.4 million in cash, notes payable of $8.4 million, of which $5.5 million represents long-term debt. We had an accumulated deficit of approximately $55.8 million. The Company incurred a net loss of $7.6 million during the year ended December 31, 2025 and had working capital (current assets less current liabilities) of approximately ($1.2) million as of December 31, 2025. Net cash used in operating activities was $9.9 million for the year ended December 31, 2025.

On October 22, 2025, the Company entered into a securities purchase agreement, by and between Spectral AI, Inc. and Hudson Bay Master Fund Ltd., which provided for the issuance and sale of 3.1 million shares of Common Stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement, the Company issued and sold warrants for the purchase of up to 4.0 million shares of Common Stock and pre-funded warrants to purchase up to 0.9 million shares of common stock, for aggregate gross proceeds of $7.6 million (such transaction, the “Hudson Bay Financing”). Each warrant has an exercise price per share of $2.51 and will be exercisable on the earlier of (a) the effective date of stockholder approval for the issuance of shares of Common Stock underlying the warrants and (b) the date that is six months following the issuance date of the warrants and will have a term of five (5) years from such issuance date.

On March 21, 2025, the Company entered into a (i) Loan and Security Agreement (the “LSA”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group, as administrative agent and collateral agent and as a lender (“Avenue”) and (ii) Supplement to Loan and Security Agreement (the “Supplement”), by and among the Company, Spectral MD Holdings LLC, Spectral MD, Inc. and Avenue. Pursuant to the LSA and Supplement, the Company has the ability to borrow up to $15.0 million in funding from Avenue with an initial draw down of $8.5 million (such transaction, the “Avenue Financing”).

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15-month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. Food and Drug Administration’s (FDA) clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

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

In November and December 2024, the Company issued 3,896,781 shares for aggregate net proceeds of approximately $4.5 million to certain institutional investors through at-the market equity issuances, stock option exercises and the conversion of the Company’s wholly-owned subsidiary, Spectral IP, Inc. (“Spectral IP”), convertible promissory note into shares of the Company’s common stock.

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

On March 18, 2026, the Company announced that it has received a contract modification from BARDA for the advancement of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $54.9 million to date under the contract with an overall value of approximately $150 million.

In April 2023, the Company received a $4.0 million grant under the MTEC Agreement, which was increased to $4.9 million in August 2024. In December 2025, the MTEC contract was extended to run through June 2026. The MTEC Agreement is for the development of a handheld version of the DeepView® System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device.

Based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the Avenue Financing, the Yorkville SEPA and the Hudson Bay Financing, will be sufficient to fund operations for at least one year beyond the release date of these consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The Company may continue to conserve our working capital and to focus our efforts primarily on the burn indication. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. Changes in the current equity markets may also limit our ability to utilize the Company’s resale registration statement pursuant to Form S-3 as currently structured. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(9,920)	$(9,199)
Net cash provided by financing activities	20,120	9,575

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by approximately $1.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024 primarily driven by changes in accounts receivable, prepaid expenses, operating liabilities including accrued expenses and deferred revenue. The higher net loss is a result of reduced reimbursed research and development revenue based on lower BARDA activity and lower non-operating transaction costs in the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased approximately $11.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily attributable to $8.3 million of proceeds from the Avenue Financing and, $10.7 million of proceeds from the sale of the Company’s Common Stock and warrants, partially offset by $1.5 million of repayments of notes payable issued in 2024.

Current Indebtedness

The Company has the ability under the LSA to borrow up to $15.0 million in funding from Avenue with an initial draw down of $8.5 million from the Avenue Financing occurring in 2025.

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15-month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. FDA’s approval of the Company’s De Novo submission of the DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

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

Related Party Transactions

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligence intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest shareholder for the development of its artificial intelligence intellectual property portfolio. The investment is structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s shareholders or if Spectral IP is sold to a third party.

On October 1, 2024, the note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Company’s common stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. In 2024, the holder of the note converted all of the outstanding principal and interest due and owing into shares of the Company’s Common Stock.

On May 5, 2025, the Company entered into an intellectual property license agreement pursuant to which Spectral IP received a worldwide, non-exclusive, license to one international patent asset of the Company for the purposes of commercializing and monetizing outside the core areas of focus of the Company on market terms and conditions that are to be finalized. There were no other related party transactions for the year ended December 31, 2025.

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

Determination of the Fair Value of Equity-Based Awards

We measure stock options and other stock-based awards granted to directors, employees, and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have issued stock options, restricted stock awards and restricted stock units with time-based vesting conditions and record the expense for these awards using the ratable method. We have also issued stock options and restricted stock units that vest upon the achievement of certain market conditions. We determine the fair value of time-based vesting restricted stock awards granted based on the fair value of our common stock. We estimate the fair value of time-based vesting stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the risk-free interest rate and expected dividends, and the contractual term as the expected term of the award. We determine the fair value of restricted stock units and stock options that vest upon the achievement of certain market conditions using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

Due to insufficient trade history of our common stock, in prior years we are unable to estimate the future volatility of our share price and instead estimate our expected volatility from the historical volatility of a representative group of publicly traded companies for which historical information is available. Beginning in the year ended December 31, 2025, we utilized the Company’s historical volatility to date. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors, which is based on the average of the time-to-vesting and the contractual life of the options. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For grants to non-employees, the relevant accounting literature allows entities to use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model and Monte Carlo simulation model to determine the estimated fair value of our stock options granted in the years ended December 31, 2025 and 2024.

Determination of the Fair Value of Warrant Liabilities

The Company’s Public Warrants, Angel Warrants, Investor Warrants, Avenue Warrants and Hudson Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in our audited consolidated financial statements included elsewhere in this Annual Report.

The warrant liabilities are measured at fair value at inception and on a recurring basis until exercised, with changes in fair value presented within the consolidated statement of operations. The fair value of the Public Warrants is determined using the closing price of the warrants in an active market (the NASDAQ), which is considered a Level 1 fair value measurement. We determine the value of the Angel Warrants and the Avenue Warrants using a Black-Scholes option pricing model and the Investor Warrants and Hudson Warrants using a Monte Carlo simulation model. The valuation of the Angel Warrants, Avenue Warrants, Investor Warrants, and Hudson Warrants are considered Level 3 fair value measurements because the valuations are based on significant inputs that are unobservable in the market. These models consider several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. The Company also makes certain assumptions about the probability of certain change of control or financing events as of each valuation date. Certain inputs utilized in our valuation models may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model and Monte Carlo simulation model to determine the estimated fair value of the warrants as of December 31, 2025 and 2024.

Revenue Recognition for MTEC Agreement

The Company generates research and development revenue, including revenue under a grant agreement with MTEC, whereby the Company is developing a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The MTEC Agreement provides for installment payments after the completion of milestone events. The installment payments are considered variable consideration as the entitlement depends on successful completion of research. However, the payments are not constrained from inclusion in the transaction price as it not probable that a significant reversal of cumulative revenue will be reversed when the underlying uncertainty is resolved.

Revenue under the MTEC Agreement is recognized over time using the cost-to-cost input method to measure progress toward completion. The Company believes this method best reflects the transfer of services to the customer, as it directly correlates incurred costs with the value delivered to the customer. Because the customer receives and benefits from ongoing access to the Company’s research and development efforts as they are performed, revenue is recognized incrementally as research activities occur. The Company measures progress of performance by comparing the actual costs incurred to-date to the total estimated cost of the project. Estimated costs include our latest estimates using judgments with respect to research hours and materials costs. This method requires us to make estimates of the total costs we expect to incur and the total length of time it will take us to complete our promised research and development services. The Company will adjust the measure of progress at the end of each reporting period and reflect any changes to the estimated cost of the project on a prospective basis. Adjustments to these estimates could materially impact the timing and amount of recognized revenue.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Material Weakness: Our financial statement close process controls, including controls over account reconciliations, transaction processing, and financial reporting review, did not operate consistently or with sufficient precision to ensure timely performance and review, including appropriate oversight of financial statement reporting. In conducting our evaluation, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, management concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. As discussed in Item 9A of our Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting as well as a lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of December 31, 2025.

Remediation Plan for Material Weaknesses

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement and monitor, measures designed to improve our internal control over financial reporting. These efforts include:

●	engaging a professional accounting services firm, in 2024, to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;

●	Engaged consultants to provide additional technical accounting expertise;

●	During 2024 and 2025, enhanced functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows; and

●	Improved accounting personnel by supplementing capacity gaps. We will continue to make additional accounting hires to further bolster capabilities.

The measures we implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective at the reasonable assurance level, due to the material weaknesses outlined above.

We made progress in 2025 to enhance and strengthen our internal control over financial reporting. The measures we implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is set forth under the captions “Executive Officers of the Registrant”, “Proposal No. 1 – Election of Directors” and “Board of Directors and Committees” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The information required by this Item 11 is set forth under the caption “Executive Officer and Director Compensation” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is set forth under the captions “Share Ownership” and “Outstanding Equity Awards at Fiscal Year End 2025” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is set forth under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Committees” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

SPECTRAL AI, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Spectral AI, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Spectral AI, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas

March 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Spectral AI, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Spectral AI, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2021 to 2025.

Dallas, Texas

March 31, 2025

SPECTRAL AI, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024(1)
Assets
Current assets:
Cash	$15,394	$5,157
Accounts receivable, net	1,267	2,505
Inventory	838	425
Prepaid expenses	821	1,289
Other current assets	1,133	746
Total current assets	19,453	10,122

Non-current assets:
Property and equipment, net	258	2
Right-of-use assets	1,407	1,971
Other assets	287	-
Total Assets	$21,405	$12,095

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,010	$4,035
Accrued expenses	2,341	3,210
Deferred revenue	154	960
Lease liabilities, short-term	734	201
Notes payable	2,854	422
Notes payable – at fair value	-	2,365
Warrant liabilities	11,533	6,451
Total current liabilities	20,626	17,644
Notes payable, long-term	5,538	-
Lease liabilities, long-term	968	1,702
Total Liabilities	27,132	19,346

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 30,688,895 and 22,594,877 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	50,030	40,973
Accumulated other comprehensive income	40	3
Accumulated deficit	(55,800)	(48,229)
Total Stockholders’ Deficit	(5,727)	(7,251)
Total Liabilities and Stockholders’ Deficit	$21,405	$12,095

(1)	Reflects an adjustment of $126,000 to additional paid-in capital and accumulated deficit as compared to previously reported amounts as of December 31, 2024. See further discussion in Note 1.

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024(1)

Research and development revenue	$19,650	$29,581
Cost of revenue	(10,725)	(16,307)
Gross profit	8,925	13,274

Operating costs and expenses:
General and administrative	17,528	19,856
Total operating costs and expenses	17,528	19,856
Operating loss	(8,603)	(6,582)

Other income (expense):
Net interest (expense) income	(886)	14
Financing related costs	(1,051)	(2,965)
Amortization of debt discount	(455)	-
Change in fair value of warrant liabilities	3,249	(4,633)
Change in fair value of notes payable	220	(220)
Foreign exchange transaction loss, net	(34)	(43)
Other expenses, including transaction costs	-	(615)
Total other income (expense), net	1,043	(8,462)

Loss before income taxes	(7,560)	(15,044)
Income tax provision	(11)	(114)
Net loss	$(7,571)	$(15,158)
Net loss per share of common stock
Basic and Diluted	$(0.29)	$(0.85)
Weighted-average common shares outstanding
Basic and Diluted	26,518,476	17,934,218

Other comprehensive income:
Foreign currency translation adjustments	$37	$(9)
Total comprehensive loss	$(7,534)	$(15,167)

(1)	Reflects an adjustment of $157,000 to the income tax provision during the year ended December 31, 2024. See further discussion in Note 1.

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital(1)	Income	Deficit(1)	Deficit
Balance at December 31, 2023	16,294,935	$2	$30,908	$12	$(33,071)	$(2,149)
Stock-based compensation	-	-	1,032	-	-	1,032
Issuance of common stock under the SEPA	1,744,694	-	3,154	-	-	3,154
Issuance of shares under convertible note - related party	540,996	-	1,422	-	-	1,422
Sale of common stock	3,603,298	-	4,280	-	-	4,280
Stock option exercises	281,857	-	177	-	-	177
Vesting of restricted stock units	129,097	-	-	-	-	-
Cumulative translation adjustment	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	(15,158)	(15,158)
Balance at December 31, 2024	22,594,877	2	40,973	3	(48,229)	(7,251)
Stock-based compensation	-	-	1,115	-	-	1,115
Sale of common stock and warrants (net of $158K issuance costs)	2,068,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925	-	543	-	-	543
Sale of common stock and pre-funded warrants (net of $4K issuance costs)	3,065,000	1	48	-	-	49
Exercise of stock options	525,277	-	889	-	-	889
Vesting of restricted stock units	109,698	-	-	-	-	-
Cumulative translation adjustment	-	-	-	37	-	37
Warrant exercises	1,403,846	-	4,652	-	-	4,652
Net Loss	-	-	-	-	(7,571)	(7,571)
Balance at December 31, 2025	30,688,895	$3	$50,030	$40	$(55,800)	$(5,727)

(1)	Reflects an adjustment of $126,000 as compared to previously reported amounts as of December 31, 2024. Reflects an adjustment of $(157,000) in Additional Paid in Capital and ($283,000) in Accumulated Deficit as of December 31, 2023. See further discussion in Note 1.

The accompanying notes are an integral part of these consolidated financial statements

SPECTRAL AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024(1)

Cash flows from operating activities:
Net loss	$(7,571)	$(15,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	71	10
Amortization of debt issuance costs	454	-
Stock-based compensation	1,115	1,032
Amortization of right-of-use assets	564	578
Change in fair value of warrant liabilities	(3,249)	4,633
Change in fair value of notes payable	(220)	220
Costs from issuance of common stock	-	372
Issuance of shares for borrowing related costs	241	1,143
Transaction costs allocated to Avenue Warrants, Investor Warrants, and Hudson Warrants	704	-
Changes in operating assets and liabilities:
Accounts receivable	1,238	(159)
Inventory	(413)	(195)
Prepaid expenses	761	163
Other assets	(387)	(102)
Accounts payable	(1,025)	1,426
Accrued expenses	(869)	(1,090)
Deferred revenue	(806)	(1,351)
Lease liabilities	(528)	(721)
Net cash used in operating activities	(9,920)	(9,199)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	10,638	4,060
Payment of issuance costs	(642)	-
Proceeds from notes payable	8,285	12,096
Payment of borrowing costs	(47)	-
Proceeds from notes payable - related party	-	1,000
Payments for notes payable	(1,529)	(7,758)
Proceeds from warrant exercises	2,526	-
Stock option exercises	889	177
Net cash provided by financing activities	20,120	9,575
Effect of exchange rate changes on cash	37	(9)
Net increase in cash	10,237	367
Cash, beginning of period	5,157	4,790
Cash, end of period	$15,394	$5,157

Supplemental cash flow information:
Cash paid for interest	$22	$11
Cash paid for taxes	$100	$11

Noncash investing and financing activities disclosure:
Recognition of Right-of-use assets and related lease liabilities upon lease amendment	$-	$1,771
Tenant improvement allowance payments made by the lessor directly to a third party	$(327)	$-
Issuance of common stock to settle accounts and notes payable	$1,192	$3,207
Short-term financing of insurance premium	$(580)	$-

(1)	Reflects an adjustment of $157,000 to net loss and an adjustment of $(157,000) in the change in other assets during the year ended December 31, 2024. See further discussion in Note 1.

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Business Combination

Spectral AI, Inc., a Delaware corporation formerly known as Rosecliff Acquisition Corp I (“Spectral AI” or the “Company”) was formed as a blank check company on November 17, 2020. On September 11, 2023, the Company consummated a business combination (the “Business Combination”) pursuant to the business combination agreement dated April 11, 2023, by and among the Company, Ghost Merger Sub I, a Delaware Corporation, Ghost Merger Sub II, a Delaware corporation and Spectral MD Holdings, Ltd., a Delaware corporation. At the time of the Business Combination, 8,433,333 redeemable warrants issued to the public in Rosecliff Acquisition Corp I’s initial public offering (the “Public Warrants”) remained outstanding. On September 12, 2023, the Company began trading the Company Common Stock and the Public Warrants on the NASDAQ Capital Market (“NASDAQ”) under the symbols “MDAI” and “MDAIW”, respectively. Prior to the Business Combination, the Company’s shares of Company Common Stock and Public Warrants were listed on the NASDAQ under the symbols “RCLF” and “RCLFW”, respectively.

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

Spectral AI is devoting substantially all of its efforts towards research and development of its DeepView Wound Imaging System, currently focused on burn wounds, specifically engineered to allow physicians to make a more accurate, timely and informed decision for treatment options. The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with Medical Technology Enterprise Consortium (“MTEC”).

In September 2023, the Company executed its third contract with BARDA for a multi-year Project BioShield (“PBS”) contract, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This multi-year contract includes an initial award of nearly $54.9 million to support the clinical validation and FDA clearance of our DeepView System for commercial development and distribution purposes. The PBS BARDA Contract also includes options, similar to our prior BARDA contracts, with an additional total value of approximately $95.1 million which can be exercised for additional product development, procurement and the expanded deployment of DeepView Systems at emergency rooms, trauma and burn centers. The Company completed the second contract with BARDA, referred to as BARDA Burn II, which was signed in July 2019 and completed in November 2023. Under this contract, the Company furthered the DeepView System design, developed the AI algorithm, and took steps to obtain FDA approval. As of December 31, 2025, the Company has $5.3 million remaining to bill under the initial award under the PBS BARDA Contract.

In April 2023, the Company received a $4.0 million grant from MTEC for a project that is expected to be completed in 2026 (the “MTEC Agreement”). The MTEC Agreement is for the development of a handheld version of the DeepView System which is to be used to support military battlefield burn evaluation. The project has three phases, beginning with planning, design and testing; followed by development, design modification and buildout of the handheld device; and then the manufacturing of the handheld device. In August 2024, the MTEC award was increased to $4.9 million and was extended to run through December 2025 with funding dependent on various milestones. In December 2025, the MTEC contract was extended to run through June 2026. In March 2024, we received an additional $0.5 million award from the Defense Health Agency to further this development. As of December 31, 2025, the Company has $1.6 million and $0.05 million remaining to bill under the MTEC and DHA awards, respectively.

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

On October 1, 2024, Spectral IP amended its existing $1,000,000 promissory note to extend the term from one to two years, reduce the interest rate from 8.00% to 4.00% per annum and to provide a conversion feature for shares of the Company’s common stock in satisfaction of the outstanding principal and accrued but unpaid interest. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Company’s common stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right

Revision of Prior Period Financial Information

As previously disclosed, during the year ended December 31, 2023, management deferred certain costs associated with a stock offering which was completed during 2024, at which time the costs were recorded as a reduction of additional paid-in capital. Management subsequently determined that these costs should have been expensed during the fourth quarter of 2023. Accordingly, the Company has revised its consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2024, and 2023 to increase both the accumulated deficit and additional paid-in capital by $283,000.

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

Liquidity

As of December 31, 2025 the Company had approximately $15.4 million in cash, and an accumulated deficit of $55.8 million. As of December 31, 2025, the Company had approximately $8.4 million in notes payable, of which $5.5 million is long-term. See Note 6.

On March 24, 2025, the Company completed an equity financing and entered into a long-term debt financing agreement with Avenue Venture Opportunities Fund II, L.P., a fund of Avenue Capital Group (the “Avenue Financing”), which provides for the ability to borrow up to $15.0 million with an initial draw-down of $8.5 million, and the remaining availability is contingent upon, among other things, FDA clearance of the DeepView System, see Note 6.

On October 22, 2025, the Company entered into a securities purchase agreement, by and between Spectral AI, Inc. and Hudson Bay Master Fund Ltd., which provided for the issuance and sale of 3.1 million shares of Common Stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement, the Company issued and sold warrants for the purchase of up to 4.0 million shares of Common Stock and pre-funded warrants to purchase up to 0.9 million shares of common stock, for aggregate gross proceeds of $7.6 million (such transaction, the “Hudson Bay Financing”). Each warrant has an exercise price per share of $2.51 and will be exercisable on the earlier of (a) the effective date of stockholder approval for the issuance of shares of Common Stock underlying the warrants and (b) the date that is six months following the issuance date of the warrants and will have a term of five (5) years from the initial issuance date.. See Note 2 for further information.

On March 18, 2026, the Company announced that it has received a contract modification from BARDA for the advancement of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $54.9 million to date under the contract with an overall value of approximately $150 million.

As of December 31, 2025, based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the Avenue Financing, the Hudson Bay Financing, the Yorkville SEPA and certain research and development cost-saving measures, the Company believes it has, sufficient working capital to fund operations for at least one year beyond the release date of the consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spectral MD Holdings LLC, Spectral MD Inc., Spectral MD UK Limited (“Spectral MD UK”), Spectral IP, Inc. and Spectral DeepView Limited. Spectral DeepView Limited was dissolved in February 2026. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition (including the measure of progress of completion), warrant liabilities, the fair value of short term notes payable, fair value of the B. Riley and Yorkville derivative instruments, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets, and income tax valuation allowances. Actual results could differ from these estimates.

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

The Company’s method for measuring profitability includes net income (loss), which the chief operating decision-maker uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income(loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the chief operating decision-maker are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash is held in US and UK financial institutions.

Accounts Receivable

Accounts receivable represent amounts due from US government agencies pursuant to research and development contracts associated with the Company’s DeepView System.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for credit losses as of December 31, 2025 and December 31, 2024.

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

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2025 and December 31, 2024, receivables were concentrated from one customer (which is a US. government agency) representing 100% and 85% of total net receivables, respectively.

One customer (which is a U.S. government agency) accounted for 90% for the year ended December 31, 2025 and 94% for the year ended December 31, 2024 of the recognized research and development revenue.

Inventory

Inventory is comprised of finished goods, purchased from a third-party manufacturer, and is stated at the lower of cost (average cost) or net realizable value. For the year ended December 31, 2025, the Company did not have write-downs for obsolete inventory.

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

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the US dollar. The functional currency of the Company and its wholly-owned subsidiaries Spectral MD Holdings LLC, Spectral MD, Inc., and Spectral IP is the US dollar. The functional currency of Spectral MD UK is its local currency, the British pound. The functional currency of Spectral DeepView Limited was its local currency, the Euro. The assets and liabilities of Spectral MD UK and Spectral DeepView Limited, are translated into US. dollars at exchange rates in effect at the end of each reporting period, and the revenues and expenses are translated at average exchange rates in effect during the applicable reporting period. Spectral DeepView Limited was dissolved in February 2026. Translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. As of December 31, 2025 and December 31, 2024, the Company’s translation adjustments are not material.

Monetary assets and liabilities denominated in currencies other than the US dollar are translated at exchange rates in effect as of the balance sheet date. Resulting unrealized gains and losses are included in other income (expense), net in the consolidated statements of operations. For the year ended December 31, 2025, the Company recorded approximately $34,000 of net foreign exchange transaction losses. For the year ended December 31, 2024, the Company recorded approximately $43,000 of net foreign exchange transaction losses. These amounts primarily relate to one of the Company’s bank accounts being denominated in British Pounds and certain accounts payable denominated in British Pounds.

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

Depreciation expense for the years ended December 31, 2025 and 2024 was $71,000 and $10,000, respectively.

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

During the years ended December 31, 2025 and 2024, the Company did not have any financing leases.

Warrant Liabilities

Public Warrants: On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of December 31, 2025, there are 8,433,333 Public Warrants Outstanding. Each warrant entitles the registered holder to purchase one share of Company Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Company Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

Angel Warrants: In September 2021, Legacy Spectral issued 73,978 warrants, with a strike price of $7.75 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules (“Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Company Common Stock based on the Exchange Ratio. As of December 31, 2025, there are 73,978 Angel Warrants to purchase Company Common Stock outstanding.

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

Investor Warrants: On March 21, 2025, the Company entered into purchase agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share (the “Purchase Agreements”). In a concurrent private placement pursuant to the Purchase Agreements (the “Private Placement”), the Company agreed to sell to the investors an aggregate of 2,068,846 warrants to purchase shares of Common Stock at an exercise price of $1.80 per share (the “Investor Warrants”). The Investor Warrants, along with the shares of Common Stock issuable upon the exercise of the Investor Warrants, were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). No consideration was received by the Company for the issuance of the Investor Warrants.

The Investor Warrants issued in connection with the Purchase Agreements are exercisable any time on or after March 20, 2025 (the “Issuance Date”) and on or prior to the close of business on the third anniversary of the Issuance Date. Additionally, the Investor Warrants issued in connection with the Purchase Agreements contain adjustment provisions in the event of (i) stock dividends and split, (ii) reclassifications of securities, (iii) issuance of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreements), (iv) pro rata distributions, (v) Fundamental Transactions (as defined in the Warrants), and (vi) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $1.30, subject to a floor of $0.65 per share. The Investor Warrants issued in connection with the Purchase Agreements also include a “Most Favored Nation” clause which grants the holders of such Investor Warrants the right, in their sole discretion, to elect to receive more favorable terms and conditions given to a subsequent investor in a subsequent financing transaction (including, but not limited to, a lower purchase price per share, a higher warrant coverage percentage, a lower warrant exercise price, a longer warrant exercise period, more favorable anti-dilution protections, preferential liquidation rights, enhanced voting rights, reduced fees or commissions, more advantageous registration rights, or the inclusion of additional incentives such as cash bonuses, dividend preferences, or equity sweeteners).  The Investor Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The gross proceeds of the Private Placement and Investor Warrants of $2.7 million were allocated to the Investor Warrants based on their fair value at issuance of $2.2 million, with the residual gross proceeds of $0.5 million allocated to the Common Stock. Total issuance costs incurred of $0.2 million were allocated between the Investor Warrants and Common Stock issued. Issuance costs allocated to the Investor Warrants of $43,000 were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive loss. Issuance costs allocated to the Common Stock of $152,000 were recorded in additional paid-in-capital.

In May 2025, 915,000 Investor Warrants, (the “Amended Investor Warrants”) were amended and restated. The amendment extended the contractual term such that the Amended Investor Warrants are exercisable any time on or prior to the close of business on the fifth anniversary of the Issuance Date and resulted in $137,000 increase in the fair value of the warrants recognized as additional expense in the change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2025, 1,403,846 Investor Warrants were exercised. The warrants were remeasured to fair value immediately prior to exercise and the carrying amount of the warrant liability was derecognized and reclassified to additional paid-in-capital. Any proceeds received from exercise were recognized in stockholders’ equity. The exercise of warrants resulted in an increase to stockholders’ equity of $4.7 million. As of December 31, 2025, there were 665,000 Investor Warrants to purchase Common Stock outstanding.

Avenue Warrants: On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million. As part of the Avenue Financing the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment (the “Avenue Warrants”). The Avenue Warrants have an exercise price equal to the lower of $1.66 per share and the lowest price per share paid to the Company in cash for common stock through December 31, 2025. The Avenue Warrants were determined to be classified as a liability instrument as certain terms preclude them from being considered indexed to the Company’s Common Stock.

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive loss.

As of December 31, 2025, there were 768,072 Avenue Warrants to purchase Common Stock outstanding.

Hudson Warrants: On October 22, 2025, the Company entered into a securities purchase agreement with a certain investor for the sale of 3,065,000 shares of Common Stock, at an offering price of $1.90 per Share (the “Offering”). In a concurrent private placement pursuant to the purchase agreement, the Company agreed to sell to the investor (i) warrants (the “Hudson Warrants”) to purchase up to 4,000,000 shares of Common Stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 935,000 shares of Common Stock. Each Hudson Warrant has an exercise price per share of $2.51, will exercisable on the earlier of (a) the effective date of stockholder approval for the issuance of shares of Common Stock underlying the warrants and (b) the date that is six months following the issuance date of the warrants and will have a term of five years from the initial issuance date. Each Pre-Funded Warrant has a purchase price of $1.8999, an exercise price per share of $0.0001, is exercisable immediately and may be exercised at any time until such Pre-Funded Warrant is exercised in full. The Hudson Warrants and the Pre-Funded Warrants, along with the shares of Common Stock issuable upon the exercise of the warrants, are being offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended.

The Hudson Warrants and Pre-Funded Warrants contain adjustment provisions in the event of (i) stock dividends and split, (ii) pro rata distributions, and (iii) Fundamental Transactions (as defined in the warrant agreements). In the event of a Fundamental Transaction not in the Company’s control, the holders of the Warrants have the right to require the Company or a successor entity to redeem the Hudson Warrants for cash in the amount of the Black Scholes Value (as defined in the warrant agreements). The Hudson Warrants contain further adjustment provisions in the event of the (i) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $2.51 (ii) changes in the exercise price or rate of conversion of equity sales or convertible securities any time prior to the two-year anniversary of the stockholder approval date, subject to a floor of $0.48 per share. The Hudson Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The Pre-Funded Warrants were determined to be equity classified instruments, as they are considered indexed to the Company’s stock and do not contain any provisions that preclude equity classification. The gross proceeds of the Offering and private placement of $7.6 million were allocated to the Hudson Warrants based on their fair value at issuance of $7.5 million, with the residual gross proceeds of $0.1 million allocated between the Common Stock and Pre-Funded Warrants based on their relative fair value. Total issuance costs incurred of $0.6 million were allocated between the warrants and Common Stock issued. Issuance costs allocated to the Hudson Warrants of $0.6 million were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive loss. Issuance costs allocated to the Common Stock and Pre-Funded Warrants of less than $0.1 million were recorded in additional paid-in-capital.

As of December 31, 2025, there were 4,000,000 Hudson Warrants and 935,000 Pre-Funded Warrants to purchase Common Stock outstanding.

Research and Development Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 requires the Company to identify the contract with a customer, identify the performance obligations, determine and allocate the transaction price, and recognize revenue when, or as, performance obligations are satisfied.

The Company generates research and development revenue primarily from contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and the Medical Technology Enterprise Consortium (“MTEC”). Each of the Company’s BARDA and MTEC arrangements contains a single performance obligation.

The Company’s contract with BARDA is a cost-plus-fee arrangement related to the research, development, clinical validation, regulatory advancement and commercialization of the Company’s DeepView® System, which represents an output of the Company’s ordinary activities. Accordingly, the Company has concluded that BARDA is a customer within the scope of ASC 606.

Under these arrangements, BARDA reimburses the Company for allowable costs incurred which are subject to contractual ceilings. Costs are reimbursed under the incurred costs method of inputs for satisfying obligations over time that are allowable under the contract.

The contract contains a single performance obligation consisting of a bundled promise to perform research and development activities necessary to develop and advance the DeepView® System. The Company has determined that the BARDA contracts do not contain a financing component.

Under the contract, BARDA receives a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology developed under the agreements, along with certain restrictions on the Company’s ability to transfer the developed technology and a right of first refusal in the event of a proposed sale for devices licensed under the agreement. While the Company retains ownership of the underlying intellectual property, these provisions provide BARDA with substantive and enforceable rights to the outputs of the Company’s research and development activities, supporting the conclusion that the arrangements are contracts with a customer under ASC 606

We receive funding from a contract by the DHA within the U.S. Department of Defense, which enables us to research and develop a fully portable, handheld version of our DeepView System. We were previously awarded a $1.1 million Sequential Phase II STTR contract by the DHA within the U.S. Department of Defense, which is paid to us monthly, as well as a STTR Phase I and initial Phase II contract from the DHA. In December 2025, the MTEC contract was extended through June 2026.

The MTEC Agreement provides for installment payments after the completion of milestone events. The installment payments are considered variable consideration as the entitlement depends on successful completion of research. However, the payments are not constrained from inclusion in the transaction price as it not probable that a significant reversal of cumulative revenue will be reversed when the underlying uncertainty is resolved. Revenue for the MTEC Agreement is recognized over time based upon the cost-to-cost measure of progress, using this input method to measure progress as the customer has the benefit of access to the development research under these projects and therefore benefits from the Company’s performance incrementally as research and development activities occur under each project. The Company measures progress of performance by comparing the actual costs incurred to-date to the total estimated cost of the project. The Company will adjust the measure of progress at the end of each reporting period and reflect any changes to the estimated cost of the project on a prospective basis. The Company records unbilled revenue when revenue is recognized prior to billing. As of December 31, 2025, the Company had approximately $1.6 million of billings remaining in 2026.

The Company elected the practical expedient not to adjust the transaction price for the effects of a significant financing component as the period between performance (satisfaction of a performance obligation) and payment is one year or less. Payments from customers are generally received within 30 days of when the invoice is sent.

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of the technology. For the years ended December 31, 2025 and 2024, research and development expense was $11.3 million and $19.3 million, respectively, of which $10.7 million and $16.1 million, respectively, is related to the combined BARDA, DHA and MTEC contracts and included in cost of revenue and $0.6 million and $3.2 million, respectively, is included in general and administrative expenses.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has no uncertain tax positions as of December 31, 2025 and December 31, 2024 that qualify for either recognition or disclosure in the consolidated financial statements under this guidance.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company did not have any interest and penalties during the years ended December 31, 2025 and 2024 and did not have any interest or penalties accrued as of December 31, 2025.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires more detailed income tax disclosures, requiring entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted this guidance prospectively in the year ended December 31, 2025 with no material impact on the consolidated financial statements and disclosures, see Note 11 for additional information.

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”) which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on the consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair value measured as of December 31, 2025
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$11,533	3,795	-	7,738
	$11,533	3,795	-	7,738

	Fair value measured as of December 31, 2024
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2024	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$6,451	$6,410	$-	$41
Short-term notes payable- Yorkville	2,365	-	-	2,365
	$8,816	$6,410	$-	$2,406

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2025 and 2024.

Fair values of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The Angel Warrants, Avenue Warrants, Investor Warrants and Hudson Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The following table presents changes in Level 3 warrant liabilities measured at fair value for the years ended December 31, 2025 and 2024 (in thousands):

Balance - January 1, 2024	$47
Change in fair value	(6)
Balance - January 1, 2025	$41
Issuance of warrants	10,456
Exercise of warrants	(2,125)
Change in fair value	(634)
Balance - December 31, 2025	$7,738

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

The following table provides quantitative information regarding Level 3 warrant liability fair value measurements inputs at their measurement:

	December 31, 2025				December 31, 2024
	Angel Warrants	Investor Warrants	Avenue Warrants	Hudson Warrants	Angel Warrants
Valuation Method	Black Scholes	Monte Carlo	Black Scholes	Monte Carlo	Black Scholes
Strike price (per share)	$7.32	$1.80	$1.66	$2.51	$7.32
Contractual term (years)	1.5	4.2	3.5	4.8	2.5
Volatility (annual)	92.1%	80.0%	79.0%	70.0%	70.6%
Risk-free rate	3.5%	3.6%	3.6%	3.6%	4.3%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%	0.0%
Probability assessment (1)	n/a	10%-30%	n/a	10%-30%	n/a

(1)	Probability assessment reflects management’s estimate an event occurring such that a forced exercise would occur resulting in a reduction in strike price.

Valuation of short-term notes payable – Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on March 20, 2024 (see Note 6). The estimate of the fair value as of December 31, 2024 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. As of December 31, 2025, there was no outstanding balance related to the Yorkville debt.

Changes in the fair value of debt that are accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses as a component of other income (expense) in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt, with the exception of changes due to the Company’s credit risk, which are presented as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common stock price.

The following table provides a rollforward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs (in thousands):

Balance as of January 1, 2025	$2,365
Addition of short-term notes payable	-
Principal repayments	(2,145)
Fair value adjustment	(220)
Balance as of December 31, 2025	-

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

December 31,
2024

Expected term (years)	0.05 – 0.13
Volatility (annual)	100%
Risk-free rate	4.34 – 4.35%

Valuation of forward options in Yorkville SEPA

The Yorkville SEPA is accounted for as a derivative and is recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2025, the Company determined there were immaterial changes in derivative liability fair value related to the Yorkville SEPA. The Company recognized no change in derivative liability fair value for the year ended December 31, 2025.

4. RESEARCH AND DEVELOPMENT REVENUE

For the years ended December 31, 2025 and 2024, the Company’s revenues disaggregated by the major sources was as follows (in thousands):

	Year Ended December 31,
	2025	2024
BARDA	$17,700	$27,903
Other U.S governmental authorities	1,950	1,678
Total revenue	$19,650	$29,581

The following table presents the activity in the Company’s contract liabilities during the year ended December 31, 2025 (in thousands):

	December 31, 2024 Balance	Additions	Reductions	December 31, 2025 Balance

Contract liabilities:
Deferred revenue	$960	$4,721	$(5,527)	$154
Total contract liabilities	$960	$4,721	$(5,527)	$154

The following table presents the activity in the Company’s contract assets during the year ended December 31, 2025 (in thousands):

	December 31, 2024 Balance	Additions	Reductions	December 31, 2025 Balance
Contract assets:
Unbilled revenue	$-	$849	$-	$849
Total contract assets	$-	$849	$-	$849

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Salary and wages	$1,762	$2,196
Operating expenses	81	355
Benefits	340	410
Taxes	98	188
Non-operating expenses	60	60
Total accrued expenses	$2,341	$3,210

6. NOTES PAYABLE

The Company entered into the Avenue Financing, the Yorkville agreement, the Related Party note, and financing arrangements for a portion of its Directors and Officers (“D&O”) insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Year Ended December 31,		December 31,	December 31,
	Financed	Interest Rate	2025	2024	2025	2024
Avenue Capital Note Principal and Final Payment Fee	$8,500	Prime + 5.25%	$-	$-	$9,250	$-
Yorkville Convertible Notes, at fair value	11,500	0.0%	2,365	9,355	-	2,365
Related Party Note	1,000	8.0%	-	1,000	-	-
2025 Insurance Note	580	8.0%	154	-	426	-
2024 Insurance Note	596	8.4%	422	174	-	422
New 2023 Insurance Note	631	8.6%	-	436	-	-
			$2,941	$10,965	$9,676	$2,787
Less: current portion of notes payable					(2,854)	(2,787)
Unamortized debt discounts and debt issuance costs					(1,284)	-
Notes payable, long term					$5,538	$-

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of December 31, 2025.

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

The net proceeds of Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million as shown in the table above, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive income (loss).

Future principal payments, including the final payment, of the Avenue note payable are as follows (in thousands):

Year Ended December 31, 2026	$2,429
Year Ended December 31, 2027	4,857
Year Ended December 31, 2028	1,964
Total	9,250

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

Beginning on the forty-fifth (45th) day following the issuance date of the Convertible Note issued in connection with the first Pre-Paid Advance, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance in an amount equal to (i) $1,750,000, provided however, in respect of any Installment Date prior to the closing of the second Pre-Paid Advance, $750,000 (the “Installment Principal Amount”), plus (ii) the a payment premium of 7% of such Installment Principal Amount, and (iii) accrued and unpaid interest hereunder as of each Installment Date. The maturity date of the Convertible Notes issued in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Notes. In October 2024, the Company and Yorkville agreed to amend the dates and the allocation of installment amounts to be paid pursuant to the Pre-Paid Advances, such that the outstanding balance of the Pre-Paid Advances is to be paid by February 2025. During the year ended December 31, 2024, the Company made aggregate installment payments on the Pre-Paid Advances in the amount of $10.8 million, of which $8.3 million was settled in cash and $2.5 million was settled in shares. Of the aggregate installment payments, $9.4 million relates to the repayment of the principal, $0.8 million relates to the 8% original issue discount and $0.6 million relates to the 7% payment premium. As of December 31, 2024, the aggregate outstanding principal balance of the Yorkville Convertible Notes was $2.1 million.

As the SEPA is an equity-linked contract that does not qualify for equity classification, any expenses incurred will be recognized in the consolidated statements of operations and comprehensive loss within financing related costs. For the year ended December 31, 2024, the Company recognized $1.1 million in issuance costs related to the SEPA.

During the year ended December 31, 2025, the Company paid the remaining $2.4 million of Yorkville Convertible Notes of which $1.2 million was settled in cash and $1.2 million was settled in shares of common stock. The Company still has access to the remaining funds under the SEPA. The sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option.

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

8. LEASES

The Company leases office space for its principal office in Dallas, Texas, which was amended in April 2024 to extend the lease term to expire in February 2028. The lease amendment also included a landlord-provided tenant improvement allowance of up to $0.3 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements under the lease and, as such, reflected the $0.3 million lease incentive as an in-substance fixed lease payment that reduced the lease liability and right-of-use asset. As of December 31, 2025, leasehold improvement costs of $0.3 million were incurred and paid for directly by the lessor. As construction was performed for the improvements, the reduction to the lease payments was capitalized to construction-in-process. The construction was completed during the year ended December 31, 2025 and the Company recognized a leasehold improvement asset which is amortized over the remaining lease term.

During 2025, the Company entered into a lease for office space in the United Kingdom for annual payments of $0.1 million under a lease. The lease was renewed for an additional year in January 2026, however the Company has excluded this lease from the tables below as the term is twelve months.

The following table summarizes quantitative information about the Company’s operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flows used in operating leases	$691	$894
Right-of-use assets exchanged for operating lease liabilities	$-	$1,771
Weighted average remaining lease term (in years)	2.2	3.2
Weighted average discount rate	8.5%	8.5%

The following table provides the components of the Company’s lease cost included in general and administrative expense in the consolidated statement of operations (in thousands):

	Year Ended December 31,
	2025	2024
Operating leases
Operating lease cost	$727	$751
Variable lease cost	487	407
Operating lease expense	1,214	1,158
Short-term lease rent expense	145	149
Total rent expense	$1,359	$1,307

Variable lease cost is primarily attributable to amounts paid to lessors for utility charges, parking, and property taxes under an office space lease.

As of December 31, 2025, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year Ended December 31, 2026	$850
Year Ended December 31, 2027	871
Year Ended December 31, 2028	149
Total	1,870
Less: imputed interest	(168)
Operating lease liabilities	$1,702

9. STOCKHOLDERS’ EQUITY

In conjunction with the Closing, the Company’s certificate of incorporation was amended and restated to authorize the issuance of 80,000,000 shares of Company Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value (the “Company Preferred Stock”).

On March 21, 2025, the Company entered into Purchase Agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share along with the issuance of the Investor Warrants. The gross proceeds of $2.7 million were allocated to the liability-classified Investor Warrants based on their fair value at issuance of $2.2 million, with the residual gross proceeds of $0.5 million allocated to the Common Stock. Total issuance costs incurred of $0.2 million were allocated between the Investor Warrants and Common Stock issued. Issuance costs allocated to the Common Stock of $152,000 were recorded in additional paid-in-capital.

On October 22, 2025, the Company entered into a securities purchase agreement with a certain investor for the sale of 3,065,000 shares of Common Stock, at an offering price of $1.90 per Share along with the issuance of the Hudson Warrants and Pre-Funded Warrants. The gross proceeds of $7.6 million were allocated to the liability-classified Hudson Warrants based on their fair value at issuance of $7.5 million, with the residual gross proceeds of $0.1 million allocated between the Common Stock and equity-classified Pre-Funded Warrants based on their relative fair value. Total issuance costs incurred of $0.6 million were allocated between the warrants and Common Stock issued. Issuance costs allocated to the Common Stock and Pre-Funded Warrants of less than $0.1 million were recorded in additional paid-in-capital.

Refer to Note 2 for further information on the Investor Warrants, Avenue Warrants, and Pre-Funded Warrants.

As described in Note 2, during the year ended December 31, 2025, 1,403,846 Investor Warrants were exercised for shares of Common Stock.

In November and December 2024, the Company issued 2,415,900 shares for aggregate net proceeds of approximately $3.1 million to certain institutional investors through at-the market equity issuances.

10. STOCK-BASED COMPENSATION

2023 Long Term Incentive Plan

On May 14, 2024, the Company’s shareholders approved the adoption of the 2023 Long Term Incentive Plan (the “2023 Plan”) which permits granting of incentive stock options (they must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, and other cash-based or stock-based awards. The options, restricted stock units and other securities issued pursuant to previous plans have been replaced with a corresponding award to be issued pursuant to the 2023 Plan. The maximum aggregate number of shares that may be issued under the Plan shall not exceed 8,000,000, plus the number of shares that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of stock outstanding on December 31st of the preceding calendar year, and (ii) an amount determined by the Board of Directors. Pursuant to the 2023 Plan, stock options must expire within 10 years and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Board of Directors. As of December 31, 2025, under the 2023 Plan, 3,857,136 shares of common stock were issuable upon exercise of outstanding options and 9,700 restricted stock units (“RSUs”) were issuable. Under the 2023 Plan, 3,730,684 shares remain available for issuance through grants of future options. The 2023 Plan provides that the Compensation Committee shall determine the vesting conditions of awards granted under the 2023 Plan, and the Compensation Committee has from time-to-time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.

Restricted Stock Units

On January 3, 2024, the Company granted its then-CFO a market condition RSU of up to 150,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.4 million using a Monte Carlo simulation model. The RSUs under this market-based award will vest partially based on achievement of stock price targets of the Company’s common stock. 50,000 RSUs vest when the 180-day VWAP meets or exceeds $8.00 per share, 50,000 RSUs vest when the 180-day VWAP meets or exceeds $12.00 per share, and 50,000 RSUs are not market-based and will vest over the continued service period of three years. These market-based conditions must be met in order for portions of the RSU award to vest, and it is therefore possible that certain awards ultimately would not vest. The grant date fair value of each RSU grant is expensed over the requisite service period. Compensation expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

On February 29, 2024, the Company granted both its CFO and CEO awards of RSUs up to 150,000 shares of the Company’s common stock. The two awards had a grant date fair value of approximately $0.6 million using a Monte Carlo simulation model. The portion of RSUs that are market-based awards will vest partially based on achievement of stock price targets of the Company’s common stock. 37,500 RSUs vest when the 180-day VWAP meets or exceeds $8.00 per share, 37,500 RSUs vest when the 180-day VWAP meets or exceeds $10.00 per share. The market-based conditions must be met in order for the market-based portion of the RSU awards to vest, and it is therefore possible that certain awards ultimately would not vest. 75,000 RSUs are not market-based and will vest over the continued service period of three years. The grant date fair value of each RSU grant is expensed over the requisite service period. Compensation expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.

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

During the year ended December 31, 2025, the Company modified the terms of 150,000 outstanding RSU awards with market based and service based vesting conditions to remove all market based vesting conditions and accelerate the service based vesting. The modified award will vest such that 100,000 awards vested upon modification and 50,000 awards will vest on December 31, 2025. The modification was accounted for as if the modified award was a new award on the modification date. The Company compared the fair-value-based measure of the modified awards to the fair-value-based measure of the original awards immediately before the modification. As a result of the modification, the Company recognized incremental compensation cost of approximately $43 thousand, representing the excess of the fair-value-based measure of the modified awards over the original awards. This incremental cost is being recognized over the remaining requisite service period of the awards.

A summary of RSU activities for the year ended December 31, 2025 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2025	169,400	$1.98
Granted	-	$-
Vested	(159,700)	$1.82
Forfeited	-	$-
Nonvested as of December 31, 2025	9,700	$0.45

The Company did not grant any restricted stock awards during the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation expense related to restricted stock units was $13,000, which is expected to be recognized over a weighted-average period of 0.3 years.

Stock Options

The fair value of each employee and non-employee stock option grant with service based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model. In the current year, the Company estimates its expected stock volatility based on its historical volatility, and in previous years, due to insufficient historical volatility, the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s stock options for employees has been determined utilizing the simplified method by taking an average of the vesting periods and the original contractual terms for each award. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company does not expect to pay any cash dividends in the foreseeable future.

The Company’s stock options generally vest ratably annually over 3 years and have a contractual term of 10 years. In applying the Black Scholes option pricing model, the Company used the following assumptions for stock options granted during the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025	Year ended December 31, 2024
Exercise price (per share)	$1.28	$1.51
Expected term (years)	5.3	4.8
Volatility (annual)	89%	66%
Risk-free rate	3.8%	4.2%
Dividend yield (per share)	0%	0%

During the year ended December 31, 2025, the Company granted stock options to purchase shares of the Company’s common stock to certain employees and board members which vest based on achievement of stock price targets of the Company’s common stock.  As of December 31, 2025, options to purchase 550,000 shares of common stock will vest when the 30-day VWAP meets or exceeds $3.00 per share. The grant date fair value of these options were valued using a Monte Carlo valuation model and will be expensed over the requisite service period. In applying the Monte Carlo simulation model, the Company used the following assumptions for stock options granted during the years ended December 31, 2025:

Year ended December 31, 2025
Exercise price (per share)	$1.25
Expected term (years)	2.0
Volatility (annual)	75%
Risk-free rate	4.3%
Dividend yield (per share)	0%

A summary of stock options activity for the year ended December 31, 2025 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,594,488	$2.01	6.0	$3,825
Options granted	918,706	1.26
Options forfeited	(38,198)	2.82
Options cancelled	(92,579)	3.97
Options exercised	(525,277)	1.54
Outstanding as of December 31, 2025	3,857,136	1.84	6.1	544
Options vested and exercisable as of December 31, 2025	2,951,221	1.92	5.2	420

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

As of December 31, 2025, there was approximately $0.5 million of unrecognized stock-based compensation related to stock option grants that will be amortized over a weighted average period of 1.0 years.

The Company recorded stock-based compensation expense for stock options, RSUs, and restricted stock awards of $1.1 million for the year ended December 31, 2025 and $1.0 million for the year ended December 31, 2024 in general and administrative expenses in the consolidated statements of operations.

11. INCOME TAXES

Effective for the year ended December 31, 2025, the Company adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis. In accordance with prospective application, the Company did not recast prior period disclosures.

Loss Before Income Taxes

Loss from before income tax expense/(benefit) disaggregated between domestic and foreign were as follows in accordance with ASU 2023-09 (in thousands):

2025
Domestic	(6,654)
Foreign	(906)
Total loss before income taxes	(7,560)

Effective Tax Rate

The overall effective tax rate “ETR” for the Company, as calculated under ASC 740 guidance for the tax period ended December 31,2025 and 2024 is (0.15)% and (1.78)% respectively. The following tables reconcile the federal statutory income rate to the Company’s effective income tax rate:

	2025
U.S. federal statutory tax rate	(1,588)	21.00%
State income taxes, net of federal benefit	72	(0.95)%
Foreign tax effects:
United Kingdom:
Changes in valuation allowance	227	(3.00)%
Statutory tax difference between U.K. and U.S.	(36)	0.48%
Change in valuation allowance	1,908	(25.24)%
Nontaxable or nondeductible items:
Mark to market warrants	(682)	9.02%
Other	83	(1.10)%
Other:
Other	27	(0.36)%
Total federal, state and income taxes	11	(0.15)%

2024
Federal income tax rate	21.00%
State income tax benefit	(0.65)%
Impact of non-U.S. Earnings	(0.63)%
Permanent items	(7.34)%
Return to provision adjustments	(0.05)%
Non-deductible stock compensation	(1.03)%
Non-deductible executive compensation	(1.35)%
Tax Credits	0.16%
Difference and changes in tax rates	0.06%
Other	0.01%
Change in valuation allowance	(11.9)%
Effective income tax rate	(1.78)%

The main drivers between the federal statutory rate of 21.00% and ETR of (0.15%) for the year ended December 31, 2025 is the mark to market of the warrants and change in valuation allowance.

Components of Income Tax Expense/(Benefit)

The components of income tax expense/(benefit) for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Current
US Federal	$(82)	$157
US State	93	114
Total current provision	11	271
Total provision for income taxes	$11	$271

The company is in a taxable loss position for the year ending December 31, 2025. The current tax expense of $11,000 is resulting from the gross margin tax for the Company’s state filing in Texas.

Income Taxes Paid

Income taxes paid, net of refunds received, consisted of the following for the year ending December 31, 2025 (in thousands):

2025
Federal	$-
State and local
Texas	100
Income taxes paid, net of refunds received	$100

Deferred Income Taxes

The main components of deferred tax assets/(liabilities) for the periods ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$6,144	$4,518
Capitalized research expenses	598	870
Intangible assets	377	407
Stock-based compensation	377	337
Lease liabilities	357	-
Tax credits	192	118
Non-deductible interest	186	-
Accrued compensation	354	411
Other	12	-
Total deferred income tax assets	8,597	6,661
Deferred income tax liabilities:
Right-of-use assets	(295)	(412)
Lease liabilities	-	(75)
Total deferred income tax liabilities	$(295)	$(487)
Net deferred income tax assets	$8,302	$6,174
Valuation allowance	(8,302)	(6,174)
Deferred income tax assets, net of valuation allowance	-	-

Valuation Allowance Considerations

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2025, and 2024. The net change in valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $2.1 million and $1.8 million, respectively.

Section 174 Capitalization

On July 4, 2025, U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The most significant of these changes for the Company is the change to immediate expense for research and development costs that were previously capitalized and a change to the calculation for the interest limitation for tax purposes. During the year the Company recorded an immaterial benefit to income tax expense. The Company has also elected to deduct all 50% of previously capitalized research and development expenses in 2025 and the balance in 2026, that resulted in an increase to net operating loss carryovers offset with a corresponding valuation allowance. The Company continues to capitalize certain research and development costs based on historic tax law.

Net Operating Losses

As of December 31, 2025 and 2024, the Company had available federal net operating loss carryforwards (“NOLs”) of $25.9 million and $19.2 million, respectively, which are available to offset future federal taxable income. Under the Tax Cuts and Jobs Act (“TCJA”), all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. Utilization of net operating losses and credits may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet performed an analysis, and that, when completed, such an analysis may result in expiration of net operating losses before utilization and an adjustment to the Company’s deferred taxes. As of December 31, 2025 and 2024, the Company had available UK NOL of $2.8 million and $1.9 million to offset future UK taxable income.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control. The Company has not performed an analysis of whether a change of control defined under Section 382 may have occurred.  Upon performing an analysis of whether an ownership change has occurred, any future NOL deductions may be limited.  However, the Company’s NOL carryforward as discussed above does not expire.

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

12. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share attributable to common stockholders are the same for the years ended December 31, 2025 and 2024, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company’s net loss. Basic and diluted net loss per common share attributable to common stockholders for the year ended December 31, 2025 includes the weighted average effect of 935,000 shares of common stock issuable upon exercise of pre-funded warrants that were issued in connection with the October 2025 Offering.

The table below summarizes potentially dilutive securities that were excluded from the computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	2025	2024

Common stock options	3,857,136	3,594,484
Common stock warrants	13,940,383	8,507,311
Unvested restricted stock units	9,700	169,400
Potentially dilutive securities	17,807,219	12,271,195

13. RELATED PARTY TRANSACTIONS

On March 7, 2024, the Company formed a new wholly-owned subsidiary, Spectral IP, to be utilized to acquire artificial intelligence intellectual property with a specific emphasis on healthcare. On March 19, 2024, the Company announced that Spectral IP received a $1.0 million investment from an affiliate of its largest stockholder for the development of its artificial intelligence intellectual property portfolio. The investment was structured as a note payable with a one-year maturity, an interest rate of 8%, and requiring earlier prepayment if the Company spins off Spectral IP to the Company’s stockholders or if Spectral IP is sold to a third party (the “Spectral IP Note”).

On October 1, 2024, the Spectral IP Note was amended to (i) reduce the annual interest rate from 8% to 4%, (ii) extend the term of the Spectral IP Note through the second anniversary of the issuance date, March 18, 2026, (iii) include a conversion feature at the option of either the holder or Spectral IP to convert the then outstanding principal and accrued but unpaid interest into shares of the Company at any time (into such number of shares calculated by taking a five percent (5.00%) discount to the closing price of the Common Stock on the day prior to the date of notice to the Company of the exercise of the conversion right) and at maturity, respectively, and (iv) provide for registration rights of any shares of the Company issued in satisfaction of the outstanding obligations. The holder of the Spectral IP Note exercised a number of conversion rights throughout the fourth quarter of 2024 for the full conversion of the Spectral IP Note in exchange for a total of 540,996 shares of the Common Stock, which represents a 5.00% discount to the closing price of the Company’s shares of Common Stock on the day prior to the date of notice of the holder’s exercise of its conversion right. There were no outstanding obligations due and owing under the Spectral IP Note as of December 31, 2025.

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

14. SUBSEQUENT EVENTS

On March 18, 2026, the Company announced that it has received a contract modification from the Biomedical Advanced Research and Development Authority (BARDA) for the advancement of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $54.9 million to date under the contract with an overall value of approximately $150 million.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1†**	Business Combination Agreement, by and among Rosecliff Acquisition Corp I, Merger Sub I, Merger Sub II and Spectral MD Holdings, Ltd., dated as of April 11, 2023 (incorporated by reference to Annex A of the Registration Statement on Form S-4 (File No. 333-271566)).
3.1**	Second Amended and Restated Certificate of Incorporation of Spectral AI, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
3.2**	Amended and Restated Bylaws of Spectral AI, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
4.1**	Warrant Agreement, dated February 11, 2021, between Rosecliff Acquisition Corp I and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
4.2**	Description of the Registrant’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
4.3**	Amended and Restated Registration Rights & Lock-up Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
4.4**	Registration Rights Agreement, dated December 26, 2023, between the Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).
10.1**	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
10.2**	Sponsor Warrants Purchase Agreement, dated February 11, 2021, between the Registrant and the Sponsor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.3**	BARDA Award/Contract, July 1, 2019, by and between Spectral MD, Inc. and ASPR-BARDA (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.4**	Amendment of the Solicitation/Modification of the BARDA Contract, dated August 26, 2022, by and between Spectral MD, Inc. and ASPR-BARDA (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.5**	Award/Contract for DHA, dated July 1, 2021, by and between Spectral MD, Inc. and U.S. Army Medical Materiel Development Activity (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.6**	Amendment of the Solicitation/Modification of the DHA Contract, dated July 1, 2021, by and between Spectral MD, Inc. and U.S. Army medical Materiel Development Activity (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.7**	MTEC Research Project Award, dated April 12, 2023, by and between Spectral. MD, Inc. and Advanced Technology International MTEC Consortium Manager (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-4 (File No. 333-271566)).
10.8**	Sponsor Letter Agreement, dated April 11, 2023, by and among Rosecliff Acquisition I Sponsor LLC, Spectral MD Holdings, Ltd., and Rosecliff Acquisition Corp I (incorporated by reference to Annex F of the Registration Statement on Form S-4 (File No. 333-271566)).
10.9†**	Common Stock Purchase Agreement, dated December 26, 2023, between the Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).

10.10**	Spectral MD, Inc. 2018 Long Term Incentive Plan (incorporated by referenced to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.10.1**	Form of Stock Option Award Agreement under Spectral MD, Inc. 2018 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.3 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.10.2**	Form of RSU Award Agreement under Spectral MD, Inc. 2018 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.4 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11**	Spectral MD Holdings, Ltd. 2022 Long Term Incentive Plan (incorporated by referenced to Exhibit 99.2 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11.1**	Form of Stock Option Award Agreement under Spectral MD Holdings, Ltd. 2022 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.5 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.11.2**	Form of RSU Award Agreement under Spectral MD Holdings, Ltd. 2022 Long-Term Incentive Plan (incorporated by referenced to Exhibit 99.6 of Registrant’s Registration Statement on Form S-8, filed with the SEC on February 9, 2024)
10.12**	Spectral AI, Inc. 2023 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K, filed with the SEC on March 29, 2024)
14**	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K, filed with the SEC on March 29, 2024)
19	Insider Trading Policy
21	List of Subsidiaries of the Registrant as of December 31, 2025
23.1	Consent of Forvis Mazars, LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	18 U.S.C. Section 1350 Certifications of the Principal Executive Officer and the Chief Financial Officer
97**	Policy relating to recovery of erroneously awarded compensation (Incorporated by reference to Exhibit 97 of Registrant’s Form 10-K, filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

**	Previously filed.

†	Certain portions of this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), Item 601(a)(6) or Item 601(b)(10), as applicable, promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Vincent S. Capone	Chief Executive Officer	March 24, 2026
Vincent S. Capone	(Principal Executive Officer)

/s/ Thomas Spieth	Controller	March 24 2026
Thomas Spieth	(Principal Financial Officer And Principal Accounting Officer)

/s/ J. Michael DiMaio	Director	March 24, 2026
J. Michael DiMaio

/s/ Richard Cotton	Director	March 24, 2026
Richard Cotton

/s/ Martin Mellish	Director	March 24, 2026
Martin Mellish

/s/ Deepak Sadagopan	Director	March 24, 2026
Deepak Sadagopan

/s/ Marion Snyder	Director	March 24, 2026
Marion Snyder