Form 10-Q
period 2026-03-31
Spectral AI, Inc.
filed 2026-05-13
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 31,823,985 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$11,655	$15,394
Accounts receivable, net	1,185	1,267
Inventory	831	838
Prepaid expenses	738	821
Other current assets	1,577	1,133
Total current assets	15,986	19,453

Non-current assets:
Property and equipment, net	228	258
Right-of-use assets	1,260	1,407
Other assets	260	287
Total Assets	$17,734	$21,405

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,422	$3,010
Accrued expenses	2,649	2,341
Deferred revenue	-	154
Lease liabilities, short-term	755	734
Notes payable	3,912	2,854
Warrant liabilities	12,535	11,533
Total current liabilities	21,273	20,626
Notes payable, long-term	4,502	5,538
Lease liabilities, long-term	769	968
Total Liabilities	26,544	27,132

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 31,823,895 and 30,688,895 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	50,369	50,030
Accumulated other comprehensive income	30	40
Accumulated deficit	(59,212)	(55,800)
Total Stockholders’ Deficit	(8,810)	(5,727)
Total Liabilities and Stockholders’ Deficit	$17,734	$21,405

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Research and development revenue	$3,991	$6,707
Cost of revenue	(1,964)	(3,539)
Gross profit	2,027	3,168

Operating costs and expenses:
General and administrative	3,998	4,064
Total operating costs and expenses	3,998	4,064
Operating loss	(1,971)	(896)

Other income (expense):
Net interest (expense) income	(258)	(20)
Financing related costs	(7)	(581)
Amortization of debt discount	(179)	-
Change in fair value of warrant liability	(1,002)	4,253
Change in fair value of notes payable		(220)
Foreign exchange transaction loss, net	(5)	(8)
Total other income (expense), net	(1,451)	3,864

Income (loss) before income taxes	(3,422)	2,968
Income tax provision	10	(71)
Net income (loss)	$(3,412)	$2,897
Net income (loss) per share of common stock
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.11
Weighted-average common shares outstanding
Basic	31,756,649	22,986,350
Diluted	31,756,649	24,030,518

Other comprehensive income (loss):
Foreign currency translation adjustments	$(10)	$17
Total comprehensive income (loss)	$(3,422)	$2,914

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2025	30,688,895	$3	$50,030	$40	$(55,800)	$(5,727)
Stock-based compensation	-	-	183	-	-	183
Stock option exercises	150,000	-	156	-	-	156
Vesting of restricted stock units	50,000	-	-	-	-	-
Cumulative translation adjustment	-	-	-	(10)	-	(10)
Pre-funded warrant exercises	935,000	-	-	-	-	-
Net loss	-	-	-	-	(3,412)	(3,412)
Balance at March 31, 2026	31,823,895	3	50,369	30	(59,212)	(8,810)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2024	22,594,877	$2	$40,973	$3	$(48,229)	$(7,251)
Stock-based compensation	-	-	200	-	-	200
Issuance of Common Stock from debt offering (net of $158K issuance costs)	2,028,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925		543	-	-	543
Exercise of stock options	43,047		158	-	-	158
Cumulative translation adjustment	-	-	-	17	-	17
Net income	-	-	-	-	2,897	2,897
Balance at March 31, 2025	25,588,121	$2	$43,684	$20	$(45,332)	$(1,626)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(3,412)	$2,897
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30	2
Amortization of debt issuance costs	179	-
Stock-based compensation	183	200
Amortization of right-of-use assets	147	141
Change in fair value of warrant liabilities	1,002	(4,253)
Change in fair value of notes payable	-	(220)
Issuances of shares for borrowing related costs	-	241
Changes in operating assets and liabilities:
Accounts receivable	82	402
Inventory	7	(12)
Prepaid expenses	110	2
Other assets	(444)	(94)
Accounts payable	(1,588)	(947)
Accrued expenses	308	502
Deferred revenue	(154)	(297)
Lease liabilities	(178)	(69)
Net cash used in operating activities	(3,728)	(1,505)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	3,080
Proceeds from notes payable	-	8,285
Payments for notes payable	(157)	(1,131)
Stock option exercises	156	158
Net cash provided by financing activities	(1)	10,392
Effect of exchange rate changes on cash	(10)	17
Net increase in cash	(3,739)	8,904
Cash, beginning of period	15,394	5,157
Cash, end of period	$11,655	$14,061

Supplemental cash flow information:
Cash paid for interest	$278	$11
Cash paid for taxes	$5	$11

Noncash investing and financing activities disclosure:
Tenant improvement allowance payments made by the lessor directly to a third party	$-	$164
Issuance of common stock to settle notes payable	$-	$1,192
Capitalized and unpaid debt issuance costs	$-	$(25)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF THE BUSINESS AND PRESENTATION

Overview

Spectral AI, Inc., a Delaware corporation (the “Company”) is an Artificial Intelligence (“AI”) company focused on predictive medical diagnostics. Our DeepView® System uses proprietary AI algorithms to distinguish between healthy, partially damaged and fully damaged human tissue characteristics invisible to the naked eye, at the initial time of wound presentation. The DeepView System delivers a binary prediction on the wound’s capacity to heal or not-heal by a specified time in the future. Our DeepView System’s output is specifically engineered to assist the physician in making a more accurate, timely and informed diagnostic decision regarding the treatment of the patient’s wounds. Our focus is on our burn indication.

In February 2024, our DeepView System, comprised of the multispectral imaging (“MSI”) component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications. In June 2025, we filed a De Novo application for the DeepView System with the United States Food and Drug Administration (“FDA”) so that it may achieve Class II medical device designation. Following our anticipated receipt of additional necessary commercial market authorization, our business will have two primary revenue streams, a SaaS (software as a service) offering aligned with SaMD (software as a medical device) regulatory framework, and the imaging device component. The SaaS component will feature a software licensing fee that includes maintenance, image hosting, and access to algorithmic updates. The proprietary imaging device acquires the images for the AI algorithms and is a universal platform to house multiple clinical indications including burn wound healing analysis and other tissue indication assessments. Pricing for these components will be evaluated and strategically set per country and site-of-service for heightened customer adoption.

The DeepView System is comprised of the DeepView-AI Burns® software and the DeepView SnapShot® imaging device, and it is intended to be used as an adjunctive tool to aid health care providers in the assessment of burn wound healing potential by differentiating non-healing from healing tissue within an image. The MSI imaging technology within the DeepView SnapShot imaging device consists of patented proprietary multi-spectral optics and sensors, capturing injured tissue images ranging from near ultraviolet light, through the human visible wavelengths, and into the near infrared range. The broad wavelength ranges go beyond what the human eyes can see and capture what medical professionals cannot observe with their naked eyes. This wide range of wavelength images contains wound tissue physiology and captures the viability of various biomarkers within the skin and from the injured tissue spectral signatures. The imaging technology extracts appropriate clinical data and processes the image data to provide the injured tissue spectral signatures to the DeepView AI Burns software AI model and algorithms. The AI algorithm classifies various severities of the injuries as (i) fully damaged (non-healing), (ii) partially damaged or (iii) healthy tissue (healing) and displays a comparison of the original image next to an image with a color overlay of the non-healing portions of the wound. The image acquisition takes 0.2 seconds, and all image processing and AI model classification takes approximately 20 to 25 seconds. Our DeepView System’s proprietary optics can extract millions of pixels of data or AI model features from each group of raw images. This information is then used to advance algorithm optimization, which is trained and tested against a proprietary and clinically validated database of over 340 billion pixels of image data as of December, 2024.

The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA, which is part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (“DHA”), an agency within the Department of Defense. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to approximately $150.0 million. This includes an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various burn centers and emergency departments to support the study and approximately another $95.0 million for further follow-on development and procurement activities related to the DeepView System. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. In March 2026, BARDA exercised a portion of its contractual options under the contract, providing the Company with (i) a no-cost extension of the base phase of the contract from March, 2026 to June 2026 and (ii) accelerated funding of approximately $31.7 million for further follow-on development and procurement activities related to the DeepView System. The contract continues to provide additional options, similar to our prior BARDA contracts, with an additional $63.4 million which can be exercised for additional product development, and the expanded procurement and deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research studies to support the broader clinical adoption of the DeepView System. As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.

Subject to our receipt of the necessary regulatory market authorizations, we intend to initially sell the DeepView System throughout the United States and the UK for its burn indication. Given our receipt of the UKCA authorization for our burn indication we anticipate initial sales in UK to begin in 2026 with an expanded labeling in the UK to include the FDA submitted DeepView System algorithm and features. The sales channel for our burn indication will be supported by existing and future governmental contracts, primarily from agencies such as BARDA and the DHA. In the United States, there are approximately 100 burn centers, 700 trauma centers and 5,400 federal and community hospitals with emergency rooms where the burn patients are most likely to present upon injury. The DeepView System provides a quick clinical diagnostic decision tool for emergency room clinicians. It can be used to quickly assess the healing potential for burn wounds so decisions regarding whether patients need routine care or should be transferred to trauma centers or burn centers for advanced care and accurate surgical planning can be made in a much more timely fashion. The DeepView System provides an advanced diagnostic assessment of the non-healing areas of a burn in emergency rooms, trauma centers and burn centers. For the DeepView System’s burn application and following receipt of any future contract awards, we plan to partner with the U.S. governmental agency sponsors to implement the distribution of our DeepView System throughout the United States into key regions to support the United States’ mass casualty countermeasure directives, with the goal of making our country better prepared for mass casualty events and saving scarce healthcare resources.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”).

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.

Except as described elsewhere in Note 2 under the heading “Recently accounting pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Spectral MD Holdings LLC, Spectral MD, Inc., Spectral MD UK Limited (“Spectral MD UK”), and Spectral IP, Inc. (“Spectral IP”). Inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition (including the measure of progress of completion), warrant liabilities, the fair value of certain debt, stock-based compensation expense, stock issued for transaction costs, the net realizable value of inventory, right-of-use assets, and income tax valuation allowances. Actual results could differ from these estimates.

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

Income Taxes

The Company recorded an income tax provision for Texas Franchise Tax of approximately $10,000 during the three-month period ended March 31, 2026. The Company recorded an income tax provision of approximately $71,000 three month period ended March 31, 2025. The effective tax rate was (0.3)% for the three-month period ended March 31, 2026, and 2.4% for the three-month period ended March 31, 2025.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2026, primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that the Company’s deferred tax assets will not be realized.

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

Additional credit risk is related to the Company’s concentration of accounts receivable. As of March 31, 2026 and December 31, 2025, accounts receivable were concentrated from one customer (which is a US. government agency) representing 100% in each period. No allowance for expected credit losses was recorded as of March 31, 2026 and December 31, 2025.

One customer (which is a U.S. government agency) accounted for 83% for the three months ended March 31, 2026 and 95% for the three months ended March 31, 2025 of the recognized research and development revenue.

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

Liquidity

As of March 31, 2026 and December 31, 2025, the Company had approximately $11.7 million and $15.4 million, respectively, in cash, and an accumulated deficit of $59.2 million and $55.8 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had approximately $8.4 million and $8.4 million, respectively, of debt outstanding of which $4.5 million and $5.5 million represented long-term debt as of such periods.

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

On October 22, 2025, the Company entered into a securities purchase agreement with Hudson Bay Master Fund Ltd., which provided for the issuance and sale of 3.1 million shares of Common Stock, at an offering price of $1.90 per share. In addition, in a concurrent private placement, the Company issued and sold warrants for the purchase of up to 4.0 million shares of Common Stock and pre-funded warrants to purchase up to 0.9 million shares of common stock, for aggregate gross proceeds of $7.6 million (such transaction, the “Hudson Bay Financing”). Each warrant has an exercise price per share of $2.51 and will be exercisable on the earlier of (a) the effective date of stockholder approval for the issuance of shares of Common Stock underlying the warrants and (b) the date that is six months following the issuance date of the warrants and will have a term of five (5) years from the initial issuance date. See Note 2 for further information.

On March 18, 2026, the Company announced that it has received a contract modification from BARDA for the acceleration of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $86.6 million to date under the contract with an overall value of approximately $150 million.

As of March 31, 2026, based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the Avenue Financing, the Hudson Bay Financing, the Yorkville SEPA and certain research and development cost-saving measures, the Company believes it has, sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

2. RECENT ACCOUNTING PRONOUCEMENTS

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”) which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The Company adopted this guidance prospectively in the three months ended March 31, 2026. The adoption of ASU 2025-05 did not have a material impact on the consolidated financial statements and related disclosures.

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

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Fair value measured as of March 31, 2026
	Fair	Quoted prices	Significant other	Significant
	value at March 31, 2026	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$12,535	$4,723	$-	$7,812
	$12,535	$4,723	$-	$7,812

	Fair value measured as of December 31, 2025
	Fair	Quoted prices	Significant other	Significant
	value at December 31, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$11,533	$3,795	$-	$7,738
	$11,533	$3,795	$-	$7,738

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2026.

Fair values of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The Angel Warrants, Avenue Warrants, Investor Warrants, and Hudson Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The fair value of the Angel Warrants and Avenue Warrants at March 31, 2026 were estimated using a Black-Scholes option pricing model. The fair value of the Investor Warrants and Hudson Warrants were estimated using a simulation model.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2026 and 2025 (in thousands):

Balance - January 1, 2026	$7,738
Change in fair value	74
Balance - March 31, 2026	$7,812

Balance - January 1, 2025	$41
Issuance	2,908
Change in fair value	(37)
Balance - March 31, 2025	$2,912

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	March 31, 2026
	Angel Warrants	Investor Warrants	Avenue Warrants	Hudson Warrants
Valuation Method	Black Scholes	Monte Carlo	Black Scholes	Monte Carlo
Strike price (per share)	$7.32	$1.80	$1.66	$2.51
Contractual term (years)	1.2	4.0	3.3	4.6
Volatility (annual)	93.1%	80.0%	78.1%	80.0%
Risk-free rate	3.7%	3.8%	3.8%	3.9%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%
Probability assessment (1)	n/a	10%-30%	n/a	10%-30%

	December 31, 2025
	Angel Warrants	Investor Warrants	Avenue Warrants	Hudson Warrants
Valuation Method	Black Scholes	Monte Carlo	Black Scholes	Monte Carlo
Strike price (per share)	$7.32	$1.80	$1.66	$2.51
Contractual term (years)	1.5	4.2	3.5	4.8
Volatility (annual)	92.1%	80.0%	79.0%	70.0%
Risk-free rate	3.5%	3.6%	3.6%	3.6%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%
Probability assessment (1)	n/a	10%-30%	n/a	10%-30%

(1)	Probability assessment reflects management’s estimate of the likelihood of an event that could accelerate exercisability or modify settlement mechanics under the warrant agreements

Warrant Liabilities

On September 11, 2023, in conjunction with the Business Combination, the Company assumed the Public Warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption. The Company may redeem the Public Warrants if the Company’s common stock, $0.0001 par value (“Common Stock”) equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of Public Warrants. In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of March 31, 2026, there are 8,433,333 Public Warrants outstanding. Each warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $2.75 per full share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its Public Warrants only for a whole number of shares of Common Stock. This means that only a whole warrant may be exercised at any given time by a holder of Public Warrants. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, the Company issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules relating to the London Stock Market (the “Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Common Stock based on the exchange ratio as set forth in the Business Combination agreements. As of March 31, 2026, there are 77,017 Angel Warrants to purchase Common Stock outstanding. In December 2025, SP Angel was issued 3,039 additional Angel Warrants due to an anti-dilution right that was implicated in a Qualifying Financing (as defined in the warrant agreement). The Hudson Bay transaction, which closed in October 2025, qualified as a Qualifying Financing. Following the adjustment, there were 77,017 Angel Warrants Outstanding.

Investor Warrants: On March 21, 2025, the Company entered into the purchase agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share (the “Purchase Agreements”). In a concurrent private placement pursuant to the Purchase Agreements (the “Private Placement”), the Company agreed to sell to the investors an aggregate of 2,068,846 warrants to purchase shares of Common Stock at an exercise price of $1.80 per share (the “Investor Warrants”). The Investor Warrants, along with the shares of Common Stock issuable upon the exercise of the Investor Warrants, were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). No consideration was received by the Company for the issuance of the Investor Warrants.

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

In May 2025, 915,000 Investor Warrants (the “Amended Investor Warrants”) were amended and restated. The amendment extended the contractual term such that the Amended Investor Warrants are exercisable any time on or prior to the close of business on the fifth anniversary of the Issuance Date and resulted in $137,000 increase in the fair value of the warrants recognized as additional expense in the change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2025, 1,403,846 Investor Warrants were exercised. The warrants were remeasured to fair value immediately prior to exercise and the carrying amount of the warrant liability was derecognized and reclassified to additional paid-in-capital. Any proceeds received from exercise were recognized in stockholders’ equity. The exercise of warrants resulted in an increase to stockholders’ equity of $4.7 million. For the three months ended March 31, 2026 no Investor Warrants were exercised. As of March 31, 2026, there were 665,000 Investor Warrants to purchase Common Stock outstanding.

Avenue Warrants: On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million. As part of the Avenue Financing, the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment (the “Avenue Warrants”). The Avenue Warrants have an exercise price equal to the lower of $1.66 per share and the lowest price per share paid to the Company in cash for common stock through December 31, 2025. The Avenue Warrants were determined to be classified as a liability instrument as certain terms preclude them from being considered indexed to the Company’s Common Stock.

The net proceeds of the Avenue Financing of $8.3 million were first allocated to the fair value of the Avenue Warrants, with the residual proceeds being allocated to the debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.7 million. The discount amount due to the Avenue Warrants of $0.7 million along with the loan fees allocated to the loan of $1.0 million, which includes the final payment of $0.8 million, for an aggregate debt discount and debt issuance costs of $1.7 million, will be amortized as interest expense through maturity using the effective interest method. The portion of loan fees allocated to the Avenue Warrants, of $22,000, were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive loss.

As of March 31, 2026, there were 768,072 Avenue Warrants to purchase Common Stock outstanding.

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

The Hudson Warrants and Pre-Funded Warrants contain adjustment provisions in the event of (i) stock dividends and split, (ii) pro rata distributions, and (iii) Fundamental Transactions (as defined in the warrant agreements). In the event of a Fundamental Transaction not in the Company’s control, the holders of the Warrants have the right to require the Company or a successor entity to redeem the Hudson Warrants for cash in the amount of the Black Scholes Value (as defined in the warrant agreements). The Hudson Warrants contain further adjustment provisions in the event of the (i) subsequent equity sales of shares of common stock or common stock equivalents for a consideration per share less than a price equal to $2.51 (ii) changes in the exercise price or rate of conversion of equity sales or convertible securities any time prior to the two-year anniversary of the stockholder approval date, subject to a floor of $0.48 per share. The Hudson Warrants were determined to be liability classified instruments, as certain terms preclude them from being considered indexed to the Company’s Common Stock. The Pre-Funded Warrants were determined to be equity classified instruments, as they are considered indexed to the Company’s stock and do not contain any provisions that preclude equity classification. The gross proceeds of the Offering and private placement of $7.6 million were allocated to the Hudson Warrants based on their fair value at issuance of $7.5 million, with the residual gross proceeds of $0.1 million allocated between the Common Stock and Pre-Funded Warrants based on their relative fair value. Total issuance costs of $0.6 million were incurred and allocated between the warrants and Common Stock issued. Issuance costs allocated to the Hudson Warrants of $0.6 million were expensed during the year ended December 31, 2025 as financing related costs in the consolidated statement of operations and comprehensive loss. Issuance costs allocated to the Common Stock and Pre-Funded Warrants of less than $0.1 million were recorded in additional paid-in-capital.

As of March 31, 2026, there were 4,000,000 Hudson Warrants to purchase Common Stock outstanding.

The Company accounts for its Public Warrants, Angel Warrants, Investor Warrants and Hudson Warrants as derivative liabilities. Accordingly, the Company recognizes the instruments as liabilities at fair value, and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, redeemed or expired, and any change in fair value is recognized in the Company’s consolidated statements of operations within other income (expense).

4. RESEARCH AND DEVELOPMENT REVENUE

For the three months ended March 31, 2026 and 2025, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
BARDA	$3,311	$6,382
Other U.S. governmental authorities	680	325
Total revenue	$3,991	$6,707

The following table presents the activity in the Company’s contract liabilities during the three months ended March 31, 2026:

	December 31, 2025 Balance	Additions	Reductions	March 31, 2026 Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$154	$5,104	$(5,258)	$-
Total contract liabilities	$154	$5,104	$(5,258)	$-

The following table presents the activity in the Company’s contract assets during the three months ended March 31, 2026:

	December 31, 2025 Balance	Additions	Reductions	March 31, 2026 Balance
	(in thousands)
Contract assets:
Unbilled revenue	$849	$447	$-	$1,296
Total contract assets	$849	$447	$-	$1,296

Research and Development Revenue

On March 18, 2026, the Company announced that it has received a contract modification from the Biomedical Advanced Research and Development Authority (BARDA) for the advancement of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract. As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements. This funding comes as part of an ongoing partnership with BARDA, which has committed $86.6 million to date under the contract with an overall value of approximately $150 million.

Research and Development Expense

The Company expenses research and development costs as incurred. These expenses include salaries for research and development personnel, consulting fees, product development, pre-clinical studies, clinical trial costs, and other fees and costs related to the development of our technology. For the three months ended March 31, 2026 and 2025, research and development expense was $2.0 million and $3.6 million, respectively, of which $2.0 million and $3.4 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $64 thousand and $0.2 million, respectively, is included in general and administrative expenses.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Salary and wages	$2,017	$1,762
Operating expenses	74	81
Benefits	402	340
Non-operating expenses	96	98
Taxes	60	60
Total accrued expenses	$2,649	$2,341

6. NOTES PAYABLE

The Company entered into the Avenue Financing and financing arrangements for a portion of its Directors and Officers (“D&O”) insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Three Months Ended March 31,		March 31	December 31,
	Financed	Interest Rate	2026	2025	2026	2025
Avenue Capital Note Principal and Final Payment Fee	$8,500	Prime + 5.25%	$-	$-	$9,250	$9,250
Yorkville Convertible Notes, at fair value	11,500	0.0%	-	2,365	-	-
2025 Insurance Note	580	8.0%	157	-	269	426
2024 Insurance Note	596	8.4%	-	178	-	-
			$157	$2,543	$9,519	$9,676
Less: current portion of notes payable					(3,912)	(2,854)
Unamortized debt discounts and debt issuance costs					(1,105)	(1,284)
Notes payable. long term					$4,502	$5,538

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the Avenue Financing is for three years, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon achieving the milestones for the second financing tranche. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of March 31, 2026.

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

As part of the Avenue Financing the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment. The Avenue Warrants have an exercise price equal $1.66 per share, see Note 3.

Repayment of Yorkville Convertible Notes

During the first quarter of 2025, the Company paid the remaining $2.4 million of the Yorkville Convertible Notes of which $1.2 million was settled in cash and $1.2 million was settled in shares of common stock.

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

During the three months ended March 31, 2026, 935,000 Pre-Funded Warrants were exercised, at an exercise price per share of $0.0001.

9. STOCK-BASED COMPENSATION

As of March 31, 2026, there were 3,795,494 shares available for the grant of awards under the Company’s 2023 Long Term Incentive Plan (the “2023 Plan”).

Restricted Stock Units

A summary of RSU activities for the three months ended March 31, 2026 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2026	9,700	$0.45
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Nonvested as of March 31, 2026	9,700	$0.45

As of March 31, 2026, total unrecognized compensation expense related to restricted stock units was $1.2 thousand, which is expected to be recognized over a weighted-average period of 0.04 years.

Stock Options

A summary of stock options activity for the three months ended March 31, 2026 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	3,857,138	$1.84	6.1	544
Options granted	-	$-
Options forfeited	(64,810)	$1.83
Options cancelled	-	$-
Options exercised	(150,000)	$1.04
Outstanding as of March 31, 2026	3,642,328	$1.87	5.9	571
Options vested and exercisable as of March 31, 2026	2,951,221	$1.94	5.2	440

The Company did not grant any stock options during the three months ended March 31, 2026. As of March 31, 2026, total unrecognized compensation expense related to stock options was $0.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.

The Company recorded stock-based compensation expense for stock options and RSUs of $183 thousand and $200 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

10. NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders - basic	$(3,412)	$2,897
Less: Change in fair value of convertible notes	-	(220)
Net income (loss) attributable to common stockholders - diluted	$(3,412)	$2,677

Denominator:
Weighted average shares of common stock outstanding - basic	31,756,649	22,986,350
Effective of dilutive securities	-	1,044,168
Weighted average shares of common stock outstanding - diluted	31,756,649	24,030,518

Net income (loss) per share of common stock - basic	$(0.11)	$0.13
Net income (loss) per share of common stock - diluted	$(0.11)	$0.11

The table below summarizes potentially dilutive securities that were excluded from the above computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	Three Months Ended March 31,
	2026	2025

Common stock options	3,642,328	1,971,145
Common stock warrants	13,943,422	8,507,311
Unvested restricted stock units	9,700	94,399
Total	17,595,449	10,572,855

11. RELATED PARTY TRANSACTIONS

None.

12. SUBSEQUENT EVENTS

On April 8, 2026, the Company announced the appointment of David McGuire as the Company’s Chief Financial Officer, filling the vacancy created by Vincent Capone’s appointment as Chief Executive Officer. In connection with his appointment as Chief Executive Officer on February 10, 2026, the Board of Directors entered into a new employment agreement with Mr. Capone on April 17, 2026. Copies of the employment agreements for Mr. McGuire and Mr. Capone were previously filed as exhibits to Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” in our 2025 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging (“MSI”) device that has previously received FDA breakthrough device designation (“BDD”) status for an earlier version. Given our receipt of the UKCA mark for burn indication on our DeepView System, we expect to begin commercialization activities in the United Kingdom in 2026. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication which is supported by the BARDA PBS contract.

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

In September 2023, we executed our third contract with BARDA for a multi-year Project BioShield (“PBS”) agreement, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This included an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various burn centers and emergency departments to support our validation study and approximately another $95.0 million for further follow-on development and procurement activities related to the DeepView System. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. In March 2026, BARDA exercised a portion of its contractual options under the contract, providing the Company with (i) a no-cost extension of the base phase of the contract from March, 2026 to June 2026 and (ii) accelerated funding of approximately $31.7 million for further follow-on development and procurement activities related to the DeepView System. The contract continues to provide additional options, similar to our prior BARDA contracts, with an additional total value of approximately $63.4 million which can be exercised for additional product development, and the expanded procurement and deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research studies to support the broader clinical adoption of the DeepView System. As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This contract funding is non-dilutive to our shareholders, and we believe it validates the important nature of our mission and technology.

In addition to our PBS BARDA contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from the DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView System device (the “MTEC Agreement”). In August 2024, the MTEC award was increased to $4.9 million and was extended to run through December 2025 with funding dependent on various milestones. In December 2025, the MTEC contract was extended to run through June 2026. In March 2024, we received an additional $0.5 million award from the DHA to further this development, for a total contract value of approximately $2.8 million.

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

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes these metrics for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development revenue	$3,991	$6,707	$(2,716)
Gross profit	2,027	3,168	(1,141)
Gross margin	50.8%	47.2%	3.6%
Operating loss	(1,971)	(896)	(1,075)
Net income (loss)	(3,412)	2,897	(6,309)
Adjusted EBITDA	(1,758)	(694)	(1,064)

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

Components of Consolidated Statements of Operations

Research and Development Revenue

To date, we have not generated any revenues from the sale or license of our products. Our primary source of revenue is research and development revenue. Currently, we are highly dependent upon the reimbursements from BARDA for the burn diagnostic testing of our DeepView System and other U.S. government awards. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s product revenue is recognized when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. Our research and development revenue is affected by the amount of research and development that is expended each month with respect to our contract with BARDA and other U.S. governmental contract awards, such as our grant under the MTEC Agreement which we earn based on the achievement of milestones and performance milestones. Our revenue growth is dependent upon a number of factors, including expanding the research and development activities under the BARDA contract, research and development reimbursed expenses relating to other contract awards from U.S. governmental agencies and the intended future commercial sales of our DeepView System. See “Liquidity and Capital Resources” for additional information.

Cost of Revenue

Our cost of revenues consists primarily of direct and indirect costs associated with the research and development expenses relating to the BARDA and MTEC contracts. Our revenue costs are affected by the extent of research and development expenses as well as expansion of work on other U.S. governmental projects and the expanded applications for our DeepView System.

Gross Profit

Gross profit may vary from period-to-period and is primarily affected by the current reimbursement rates under the BARDA contract and other U.S. governmental contract awards. These reimbursement rates are fixed under the BARDA contract. Under the BARDA contract our gross profit represents this reimbursement rate plus a fixed fee component relating to non-reimbursed expenses incurred in connection with the work completed. Under the other fixed fee U.S. governmental contract awards our gross profit corresponds to the achievement of pre-determined milestones

Operating Costs and Expenses

Operating costs and expenses consist of general and administrative expense. These expenses primarily relate to salaries and related costs of our organization’s support and operations staff, consulting fees, rent, insurance and office expenses, and our non-revenue generating research and development expenses, primarily related to salaries and related costs and consulting fees.

Other income (expense)

Other income (expense) consists of net interest expense, financing related costs related to the Avenue Financing, fees related to the Hudson Bay Financing, change in the fair value of warrant liability, and foreign exchange transaction gains/losses.. Historic foreign exchange transaction loss primarily relates to changes in the exchange rate between the U.S. dollar and the British pound sterling for our deposit accounts that are denominated in British pound sterling. In addition, this amount includes costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development revenue	$3,991	$6,707	$(2,716)
Cost of revenue	(1,964)	(3,539)	1,575
Gross profit	2,027	3,168	(1,141)

Operating costs and expenses:
General and administrative	3,998	4,064	(66)
Total operating costs and expenses	3,998	4,064	(66)
Operating loss	(1,971)	(896)	(1,075)

Other income (expense):
Net interest (expense) income	(258)	(20)	(238)
Financing related costs	(7)	(581)	574
Amortization of debt discount	(179)	-	(179)
Change in fair value of warrant liability	(1,002)	4,253	(5,255)
Change in fair value of notes payable	-	220	(220)
Foreign exchange transaction loss, net	(5)	(8)	3
Total other income (expense), net	(1,451)	3,864	(5,315)

Income (loss) before income taxes	(3,422)	2,968	(6,390)
Income tax provision	10	(71)	81
Net income (loss)	$(3,412)	$2,897	$(6,309)

Research and Development Revenue

	Three Months Ended March 31,		Change in
	2026	2025	$	%

Research and development revenue	$3,991	$6,707	$(2,716)	-40.5%

Research and development revenue was $4.0 million for the three months ended March 31, 2026, a decrease of 40.5% compared to the same periods in 2025, reflecting a decrease in the completed work under the PBS BARDA Contract as the contract progressed to the end of the base phase of such contract, partially offset by an increase in revenue from the awards and work performed under the Company’s other U.S. governmental contracts.

For the three months ended March 31, 2026 and 2025, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended March 31,		Change in
	2026	2025	$	%

BARDA	$3,311	$6,382	$(3,071)	-48.1%
Other U.S. governmental authorities	680	325	355	109.2%
Total research and development revenue	$3,991	$6,707	$(2,716)	-40.5%

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
(in thousands)	2026	2025	$	%

Cost of revenue	$1,964	$3,539	$(1,575)	-44.5%
Gross profit	2,027	3,168	(1,141)	-36.0%
Gross margin	50.8%	47.2%

Cost of revenue for the three months ended March 31, 2026 was $2.0 million, a decrease of 44.5% compared to the same periods in 2025, due to decreased development activity to fulfill our U.S. governmental contracts, consistent with the decrease in research and development revenue.

Gross margin for the three months ended March 31, 2026 was 50.8%, an increase of 3.6% as compared to the same periods in 2025, reflecting a decreased concentration of direct labor as a component of our overall revenue.

General and Administrative Expense

	Three Months Ended March 31,		Change in
	2026	2025	$	%

General and administrative expense	$3,998	$4,064	$(66)	-1.6%

General and administrative expense was $4.0 million for the three months ended March 31, 2026, a decrease of 1.6%, as compared to the same period in 2025 reflecting an overall decrease in expense offset by an increase in non-revenue generating research and development activities, primarily related to salaries and related costs and consulting fees. Additionally, the Company incurred less put option and premium expense for financing transactions in the current three-month period.

Other income (expense)

	Three Months Ended March 31,		Change in
	2026	2025	$

Net interest (expense) income	$(258)	$(20)	$(238)
Financing related costs	(7)	(581)	574
Amortization of debt discount	(179)	-	(179)
Change in fair value of warrant liability	(1,002)	4,253	(5,255)
Change in fair value of notes payable	-	220	(220)
Foreign exchange transaction loss	(5)	(8)	3
Total other income (expense), net	$(1,451)	$3,864	$(5,315)

Net interest expense for the three months ended March 31, 2026 primarily relate to interest expense associated with the Avenue Financing as well as costs related to the Company’s insurance policy financing.

Financing related costs decreased $0.6 million for the three months ended March 31, 2026, as compared to the comparable period in 2025 primarily due to the elimination of the expenses relating to the Company’s prior financings that were expensed during fiscal year 2025. Amortization of debt discount of $0.2 million for the three months ended March 31, 2026 relates to amortization of the discount on the Avenue note payable.

Change in fair value of warrant liability increased by approximately $5.3 million for the three months ended March 31, 2026 as compared to the comparable period in 2025. Change in fair value of warrant liability was an expense of $1.0 million for the three months ended March 31, 2026, as compared to a benefit of $4.3 million for same period in 2025. The changes reflect fluctuations in the fair value of the Company’s warrants during the three-month period ended March 31, 2026. The Company’s warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net loss. As a result, fluctuations in the warrant price of Public Warrants and fluctuations in the fair value of other outstanding warrants may cause significant non-cash gains or losses, leading to volatility in reported net loss.

Foreign exchange transaction loss for the three months ended March 31, 2026 and 2025 is immaterial due to lower balances in our deposit accounts and accounts payable denominated in British pound sterling and less fluctuation in the exchange rate between the U.S. dollar and the British pound sterling. In addition, these amounts include costs associated with buying British pound sterling for payment of our employees and vendors in the UK.

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

The following table presents our Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income (loss)	$(3,412)	$2,897
Adjust:
Depreciation expense	30	2
Provision for income taxes	(10)	71
Net interest (expense) income	258	20
EBITDA	(3,134)	2,990
Additional adjustments:
Stock-based compensation	183	200
Financing related costs	7	581
Amortization of debt discount	179	-
Change in fair value of warrant liability	1,002	(4,253)
Change in fair value of notes payable	-	(220)
Foreign exchange transaction loss	5	8
Adjusted EBITDA	$(1,758)	$(694)

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026 and December 31, 2025, the Company had approximately $11.7 million and $15.4 million, respectively, in cash, and an accumulated deficit of $59.2 million and $55.8 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had approximately $8.4 million and $8.4 million, respectively, of debt outstanding of which $4.5 million and $5.5 million represented long-term debt as of such periods, respectively.

On March 18, 2026, the Company announced that it has received a contract modification from BARDA for the acceleration of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $86.6 million to date under the contract with an overall value of approximately $150 million.

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

As of March 31, 2026, based on our current operating plan, we believe that our cash and cash equivalents, together with the PBS BARDA Contract, the MTEC Agreement, the Avenue Financing, the Hudson Bay Financing, the Yorkville SEPA and certain research and development cost-saving measures, the Company believes it has, sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,728)	$(1,505)
Net cash provided by (used in) financing activities	(1)	10,392

Cash Flows Used in Operating Activities

Net cash used in operating activities increased to approximately $3.7 million for the three months ended March 31, 2026, as compared to $1.5 million for the three months ended March 31, 2025, primarily driven by a higher net operating loss as a result of reduced reimbursed research and development revenue, based on lower BARDA activity, and higher cash used from changes in operating assets and liabilities, primarily due to a decrease in accounts payable.

Cash Flows Provided by Financing Activities

Net cash used by financing activities for the three months ended March 31, 2026 reflects repayments of insurance notes payable, offset by proceeds received from the exercise of stock options. Net cash provided by financing activities of $10.4 million for the three months ended March 31, 2025 was primarily attributable to proceeds from the Avenue Financing of $8.3 million, proceeds from the exercise of common stock warrants of $2.0 million and the attendant equity raise of $3.1 million, partially offset by the loan repayments on the Yorkville debt facility.

Current Indebtedness

The Company has the ability with the LSA to borrow up to $15.0 million in funding from Avenue with an initial drawdown of $8.5 million from the Avenue Financing.

The loans under the LSA mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which can be extended to 24 months upon the achievement of certain milestones prior to the end of such 15 month period as described in the Tranche 2 Milestone Date (as defined in the Supplement). The Tranche 2 Commitment (as defined in the Supplement) includes an additional $6.5 million in debt financing and is contingent upon, among other things, (i) U.S. FDA’s clearance of the Company’s DeepView System and (ii) an additional $7.0 million equity raise to be completed by the Company.

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

Related Party Transactions

For the three-month period ended March 31, 2026, the Company did not have any related party transactions.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 25, 2026. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those previously disclosed.

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

Based on that evaluation, management concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. As discussed in Item 9A of our Form 10-K for the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting as well as a lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of December 31, 2025.

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement and monitor, measures designed to improve our internal control over financial reporting. These efforts include:

●	engaging a professional accounting services firm, in 2024, to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;

●	Engaged consultants to provide additional technical accounting expertise;

●	During 2025, enhanced functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows; and

●	Improved accounting personnel by supplementing capacity gaps. We will continue to make additional accounting hires to further bolster capabilities.

The measures we implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 25, 2026 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2026 and in the Registration Statement on Form S-4 filed with the SEC on January 5, 2024, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SPECTRAL AI, INC.

Date: May 12, 2026	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Thomas Spieth
	Name:	Thomas Spieth
	Title:	Controller
(Principal Financial and Accounting Officer)