Form 10-Q
period 2026-06-30
Spectral AI, Inc.
filed 2026-08-11
CIK 1833498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 32,184,928 shares of Common Stock, $0.0001 par value, issued and outstanding.

SPECTRAL AI, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts, including statements regarding our strategy, plans, objectives, initiatives, expected commercialization activities and financial outlook. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, that may cause actual results or performance to differ materially from those expressed or implied by these statements. Investors should carefully consider the risks and uncertainties described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$13,980	$15,394
Accounts receivable, net	1,181	1,267
Inventory	815	838
Prepaid expenses	494	821
Other current assets	1,322	1,133
Total current assets	17,792	19,453

Non-current assets:
Property and equipment, net	198	258
Right-of-use assets	1,109	1,407
Other assets	337	287
Total Assets	$19,436	$21,405

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,725	$3,010
Accrued expenses	1,708	2,341
Deferred revenue	21	154
Lease liabilities, short-term	776	734
Notes payable	3,859	2,854
Warrant liabilities	11,780	11,533
Total current liabilities	19,869	20,626
Notes payable, long-term	11,055	5,538
Lease liabilities, long-term	566	968
Total Liabilities	31,490	27,132
Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock ($0.0001 par value); 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock ($0.0001 par value); 80,000,000 shares authorized; 32,184,928 and 30,688,895 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	51,302	50,030
Accumulated other comprehensive income	29	40
Accumulated deficit	(63,388)	(55,800)
Total Stockholders’ Deficit	(12,054)	(5,727)
Total Liabilities and Stockholders’ Deficit	$19,436	$21,405

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development revenue	$3,524	$5,065	$7,515	$11,772
Cost of revenue	(2,411)	(2,775)	(4,375)	(6,314)
Gross profit	1,113	2,290	3,140	5,458

Operating costs and expenses:
Research and development	1,696	1,457	3,258	2,770
General and administrative	3,088	2,616	5,316	5,061
Selling and marketing	653	340	861	646
Total operating costs and expenses	5,437	4,413	9,435	8,477

Operating loss	(4,324)	(2,123)	(6,295)	(3,019)

Other income (expense):
Net interest expense	(378)	(397)	(815)	(417)
Financing related costs	(5)	(4)	(12)	(585)
Change in fair value of warrant liability	711	(5,449)	(291)	(1,196)
Change in fair value of notes payable	-	-	-	220
Foreign exchange transaction loss, net	(10)	(14)	(15)	(22)
Total other income (expense), net	318	(5,864)	(1,133)	(2,000)

Loss before income taxes	(4,006)	(7,987)	(7,428)	(5,019)
Income tax provision	(170)	19	(160)	(52)
Net loss	$(4,176)	$(7,968)	$(7,588)	$(5,071)
Net loss per share of common stock
Basic and Diluted	$(0.13)	$(0.31)	$(0.24)	$(0.21)
Weighted average common shares outstanding
Basic and Diluted	32,080,874	25,421,560	31,922,459	24,409,550

Other comprehensive income (loss):
Foreign currency translation adjustments	$(1)	$32	$(11)	$49
Total comprehensive loss	$(4,177)	$(7,936)	$(7,599)	$(5,022)

The accompanying notes are an integral part of these condensed consolidated financial statements

 SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2025	30,688,895	$3	$50,030	$40	$(55,800)	$(5,727)
Stock-based compensation	-	-	183	-	-	183
Stock option exercises	150,000	-	156	-	-	156
Vesting of restricted stock units	50,000	-	-	-	-	-
Cumulative translation adjustment	-	-	-	(10)	-	(10)
Pre-funded warrant exercises	935,000	-	-	-	-	-
Net loss	-	-	-	-	(3,412)	(3,412)
Balance at March 31, 2026	31,823,895	3	50,369	30	(59,212)	(8,810)
Stock-based compensation	-	-	807	-	-	807
Stock option exercises	18,333	-	24	-	-	24
Issuance of common stock under the SEPA	3,000	-	5	-	-	5
Vesting of restricted stock units	309,700	-	-	-	-	-
Cumulative translation adjustment	-	-	-	(1)	-	(1)
Warrant exercises	30,000	-	97	-	-	97
Net loss	-	-	-	-	(4,176)	(4,176)
Balance at June 30, 2026	32,184,928	3	51,302	29	(63,388)	(12,054)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2024	22,594,877	$2	$40,973	$3	$(48,229)	$(7,251)
Stock-based compensation	-	-	200	-	-	200
Issuance of Common Stock from debt offering (net of $158K issuance costs)	2,028,846	-	377	-	-	377
Issuance of common stock to pay convertible debt	610,426	-	1,433	-	-	1,433
Sale of common stock (net of $19K issuance costs)	310,925		543	-	-	543
Exercise of stock options	43,047		158	-	-	158
Cumulative translation adjustment	-	-	-	17	-	17
Net income	-	-	-	-	2,897	2,897
Balance at March 31, 2025	25,588,121	$2	$43,684	$20	$(45,332)	$(1,626)
Stock-based compensation	-	-	411	-	-	411
Issuance of common stock from debt offering	40,000	-	-	-	-	-
Vesting of restricted stock units	109,699	-	-	-	-	-
Cumulative translation adjustment	-	-	-	32	-	32
Net loss	-	-	-	-	(7,968)	(7,968)
Balance at June 30, 2025	25,737,820	2	44,095	52	(53,300)	(9,151)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRAL AI, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(7,588)	$(5,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	60	12
Amortization of debt issuance costs	339	120
Stock-based compensation	990	611
Amortization of right-of-use assets	298	280
Change in fair value of warrant liabilities	291	1,196
Change in fair value of notes payable	-	(220)
Issuances of shares for borrowing related costs	-	241
Changes in operating assets and liabilities:
Accounts receivable	86	1,038
Inventory	23	(37)
Prepaid expenses	327	355
Other assets	(239)	132
Accounts payable	(1,285)	(2,049)
Accrued expenses	(634)	(663)
Deferred revenue	(133)	(536)
Lease liabilities	(360)	(276)
Net cash used in operating activities	(7,825)	(4,867)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	5	3,080
Proceeds from notes payable	6,500	8,260
Payments for notes payable	(317)	(1,313)
Proceeds from warrant exercises	54	-
Stock option exercises	180	158
Net cash provided by financing activities	6,422	10,185
Effect of exchange rate changes on cash and cash equivalents	(11)	49
Net (decrease) increase in cash and cash equivalents	(1,414)	5,367
Cash and cash equivalents, beginning of period	15,394	5,157
Cash and cash equivalents, end of period	$13,980	$10,524

Supplemental cash flow information:
Cash paid for interest	$587	$11
Cash paid for taxes	$44	$1

Noncash investing and financing activities disclosure:
Tenant improvement allowance payments made by the lessor directly to a third party	$-	$(327)
Issuance of common stock to settle notes payable	$-	$1,192

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

In February 2024, our DeepView System, comprised of the multispectral imaging component integrated with the predictive AI-Burn® software component, received United Kingdom Conformity Assessed (“UKCA”) marking for use in the United Kingdom for burn indications. In June 2025, we filed a De Novo application for the DeepView System with the United States Food and Drug Administration (“FDA”) so that it may achieve Class II medical device designation. On May 26, 2026, the FDA granted De Novo Classification for the DeepView System allowing the Company to commence commercial distribution activities in the United States.

The Company has not generated any product revenue to date. The Company currently generates revenue from contract development and research services by providing such services to governmental agencies, primarily to the Biomedical Advanced Research and Development Authority (“BARDA”) and under a contract with the Medical Technology Enterprise Consortium (“MTEC”).

We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds from BARDA. On September 27, 2023, the Company executed a new contract with BARDA, providing the Company with additional funding of up to approximately $150.0 million. This includes an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various burn centers and emergency departments to support the study and approximately another $95.1 million for further follow-on development and procurement activities related to the DeepView System. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. In March 2026, BARDA exercised a portion of its contractual options under the contract, providing the Company with (i) a no-cost extension of the base phase of the contract from March 2026 to June 2026 and (ii) accelerated funding of approximately $31.7 million for further follow-on development and procurement activities related to the DeepView System. The contract continues to provide additional options, similar to our prior BARDA contracts, with an additional $63.4 million which can be exercised for additional product development, and the expanded procurement and deployment of DeepView Systems at emergency rooms, trauma and burn centers. As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.

Beginning on April 1, 2026, the Company changed the presentation of certain costs on its condensed consolidated statement of operations. This voluntary change in classification of certain research and development and selling and marketing costs, resulted in a decrease in general and administrative expenses and offsetting increases in research and development and selling and marketing costs. Selling and marketing expense consists primarily of personnel-related costs associated with the Company’s commercial organization, allocated facilities costs, and commercialization readiness activities, including external consulting services, market access initiatives, and pricing studies. Refer to Note 4 for details of the composition of research and development expense. The Company believes this presentation is preferable as it will provide greater transparency regarding its operating expenses and aligns with how the business is managed.

In addition, the Company reclassified the amortization of debt issuance costs from financing related costs to net interest expense on its condensed consolidated statement of operations. The reclassification increased net interest expense and decreased financing related costs by $120 thousand for both the three and six months ended June 30, 2025.

These changes in classification have been applied retrospectively to all periods presented. These changes in presentation had no impact to revenue, cost of revenue, loss from operations, income (loss) before income taxes, income tax provision (benefit), net income (loss), earnings (loss) per common share, or other components of equity or cash flows. In addition, other expense information disclosed in Note 12 – Segment Information was adjusted for these changes.

Except as described elsewhere in Note 2 under the heading “Recently adopted accounting pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Spectral MD Holdings LLC, Spectral MD, Inc., Spectral MD UK Limited, and Spectral IP, Inc. (“Spectral IP”). Inter-company transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. Primarily all cash and cash equivalents is held in US financial institutions which, at times, exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

Additional credit risk is related to the Company’s concentration of accounts receivable. As of June 30, 2026 and December 31, 2025, accounts receivable were concentrated from one customer (which is a U.S. government agency) representing approximately 96% and 100%, respectively, of the total accounts receivable. No allowance for expected credit losses was recorded as of June 30, 2026 and December 31, 2025.

One customer (which is a U.S. government agency) accounted for 93% and 88% for the three and six months ended June 30, 2026 and 92% and 94% for the three and six months ended June 30, 2025 of the recognized research and development revenue.

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

Liquidity

As of June 30, 2026 and December 31, 2025, the Company had approximately $14.0 million and $15.4 million, respectively, in cash and cash equivalents, and an accumulated deficit of $63.4 million and $55.8 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had approximately $14.9 million and $8.4 million, respectively, of debt outstanding of which $11.1 million and $5.5 million represented long-term debt as of such periods. The Company also had approximately $1.4 million of remaining undiscounted operating lease payments as of June 30, 2026, extending through February 2028.

On March 18, 2026, the Company received a contract modification from BARDA for the acceleration of $31.7 million from its existing contract with BARDA which included (i) a no-cost extension of the base phase of the contract, and (ii) the acceleration of certain parts of the next phase of such contract.  As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This funding comes as part of an ongoing partnership with BARDA, which has committed $86.6 million to date under the contract with an overall value of approximately $150 million.

As of June 30, 2026, based on our current operating plan, our cash and cash equivalents, together with commitments under the PBS BARDA Contract, and availability under the Yorkville SEPA, provide sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements. Refer to Note 5 for the terms of the Company’s outstanding debt and Note 6 for details on the Company’s warrants.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. RESEARCH AND DEVELOPMENT REVENUE

For the three and six months ended June 30, 2026 and 2025, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BARDA	$3,279	$4,649	$6,589	$11,030
Other U.S. governmental authorities	245	416	926	742
Total revenue	$3,524	$5,065	$7,515	$11,772

The following table presents the activity in the Company’s contract liabilities during the six months ended June 30, 2026:

	December 31, 2025 Balance	Additions	Reductions	June 30, 2026 Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$154	$80	$(213)	$21
Total contract liabilities	$154	$80	$(213)	$21

Unbilled revenue is included in other current assets in the condensed consolidated balance sheets. The following table presents the activity in the Company’s contract assets during the six months ended June 30, 2026:

	December 31, 2025 Balance	Additions	Reductions	June 30, 2026 Balance
	(in thousands)
Contract assets:
Unbilled revenue	$849	$722	$(496)	$1,075
Total contract assets	$849	$722	$(496)	$1,075

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

For the three and six months ended June 30, 2026, research and development expense was $4.1 million and $7.6 million, respectively, of which $2.4 million and $4.4 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $1.7 million and $3.2 million, respectively, is included in research and development expenses. For the three and six months ended June 30, 2025, research and development expense was $4.2 million and $9.1 million, respectively, of which $2.7 million and $6.3 million, respectively, is related to the combined BARDA contract and contracts with other U.S. governmental authorities and included in cost of revenue and $1.5 million and $2.8 million, respectively, is included in research and development expenses.

4. ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Salary and wages	$1,082	$1,762
Operating expenses	92	81
Benefits	446	340
Non-operating expenses	-	60
Taxes	88	98
Total accrued expenses	$1,708	$2,341

5. NOTES PAYABLE

The Company entered into the Avenue Financing (defined below) and financing arrangements for a portion of its Directors and Officers insurance premiums, as follows (in thousands):

			Principal Repayments		Outstanding Balance
	Amount		Six Months Ended June 30,		June 30	December 31,
	Financed	Interest Rate	2026	2025	2026	2025
Avenue Capital Note Principal and Final Payment Fee	$15,000	Prime + 5.25%	$-	$-	$15,750	$9,250
Yorkville Convertible Notes, at fair value	11,500	0.0%	-	2,365	-	-
2025 Insurance Note	580	8.0%	317	-	109	426
2024 Insurance Note	596	8.4%	-	360	-	-
			$317	$2,725	$15,859	$9,676
Less: current portion of notes payable					(3,859)	(2,854)
Unamortized debt discounts and debt issuance costs					(945)	(1,284)
Notes payable. long term					$11,055	$5,538

Avenue Capital Financing

On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million.

The term of the financing with Avenue Capital Group (the “Avenue Financing”) is for three years, with an interest-only payment period of no less than 15 months, which was extended to 24 months upon the Company’s achievement of the milestones for the second financing tranche during the three months ended June 30, 2026. The second financing tranche, which includes an additional $6.5 million in debt financing from Avenue Capital Group is contingent upon; (i) FDA clearance of the DeepView System and (ii) the Company completing a $7.0 million equity raise. The borrowings under the Avenue Financing accrue interest at a variable amount per annum equal to the greater of (i) the sum of (A) the Prime Rate plus (B) 5.25%, and (ii) 12.75%, and they mature on March 1, 2028 (the “Maturity Date”). In addition, on the Maturity Date a final payment of $0.8 million is due to Avenue Capital Group and is accrued as debt as of June 30, 2026.

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

As part of the Avenue Financing the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment. The Avenue Warrants have an exercise price equal to $1.66 per share, see Note 6.

On June 18, 2026, the Company drew down the second financing tranche under the Avenue Financing following the achievement of the required funding conditions. The Company received net proceeds of approximately $6.5 million.

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

6. WARRANT LIABILITIES

In September 2023, in conjunction with the business combination with Rosecliff Acquisition Corp I (the “Business Combination”), the Company assumed the public warrants which had an exercise price of $11.50 per share, are exercisable 30 days after the Business Combination and expire five years after the Business Combination or upon redemption (the “Public Warrants”). In November 2024, the Company amended the Public Warrants to have an exercise price of $2.75 per share. As of June 30, 2026, there are 8,433,333 Public Warrants outstanding. Each warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $2.75 per full share. The Company maintains a redemption right with respect to the Public Warrants in that the Company can redeem some or all of the Public Warrants for $0.10 per Public Warrant based on certain market conditions and the market price of the Company Common Stock.

In September 2021, the Company issued 73,978 warrants, with a strike price of $7.32 and a five-year life, to SP Angel Corporate Finance LLP (“SP Angel”), who acted as nominated adviser and broker to the Company for the purposes of the AIM Rules relating to the London Stock Market (the “Angel Warrants”). In conjunction with the Business Combination, the Angel Warrants were converted into warrants to purchase Common Stock based on the exchange ratio as set forth in the Business Combination agreements. As of June 30, 2026, there are 77,017 Angel Warrants to purchase Common Stock outstanding. In December 2025, SP Angel was issued 3,039 additional Angel Warrants due to an anti-dilution right that was implicated in a Qualifying Financing (as defined in the warrant agreement). The Hudson Bay transaction, which closed in October 2025, qualified as a Qualifying Financing. Following the adjustment, 77,017 Angel Warrants were outstanding.

Investor Warrants: On March 21, 2025, the Company entered into the purchase agreements with certain stockholders for the sale of an aggregate of 2,068,846 shares of Common Stock, at an offering price of $1.30 per Share (the “Purchase Agreements”). In a concurrent private placement pursuant to the Purchase Agreements, the Company agreed to sell to the investors an aggregate of 2,068,846 warrants to purchase shares of Common Stock at an exercise price of $1.80 per share (the “Investor Warrants”). The Investor Warrants, along with the shares of Common Stock issuable upon the exercise of the Investor Warrants, were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). No consideration was received by the Company for the issuance of the Investor Warrants.

During the year ended December 31, 2025, 1,403,846 Investor Warrants were exercised. The warrants were remeasured to fair value immediately prior to exercise and the carrying amount of the warrant liability was derecognized and reclassified to additional paid-in-capital. Any proceeds received from exercise were recognized in stockholders’ equity. The exercise of warrants resulted in an increase to stockholders’ equity of $4.7 million. For the six months ended June 30, 2026, 30,000 Investor Warrants were exercised. As of June 30, 2026, there were 635,000 Investor Warrants to purchase Common Stock outstanding.

Avenue Warrants: On March 24, 2025, the Company completed the Avenue Financing, with an initial draw-down of $8.5 million. As part of the Avenue Financing, the Company issued 768,072 warrants to Avenue Capital Group which was equal to 8.5% of the total funding commitment (the “Avenue Warrants”). As of June 30, 2026, the Avenue Warrants have an exercise price equal to $1.66 per share. The Avenue Warrants were determined to be classified as a liability instrument as certain terms preclude them from being considered indexed to the Company’s Common Stock.

As of June 30, 2026, there were 768,072 Avenue Warrants to purchase Common Stock outstanding.

Hudson Warrants: On October 22, 2025, the Company entered into a securities purchase agreement with a certain investor for the sale of 3,065,000 shares of Common Stock, at an offering price of $1.90 per Share. In a concurrent private placement pursuant to the purchase agreement, the Company agreed to sell to the investor (i) warrants (the “Hudson Warrants”) to purchase up to 4,000,000 shares of Common Stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 935,000 shares of Common Stock. Each Hudson Warrant has an exercise price per share of $2.51 and became exercisable on May 29, 2026, as the Company obtained stockholder approval at its annual meeting for the issuance of shares of Common Stock underlying the Hudon Warrants and Pre-Funded Warrants. Each Pre-Funded Warrant has a purchase price of $1.8999, an exercise price per share of $0.0001, is exercisable immediately and may be exercised at any time until such Pre-Funded Warrant is exercised in full. The Hudson Warrants and the Pre-Funded Warrants, along with the shares of Common Stock issuable upon the exercise of the warrants, are being offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended.

During the six months ended June 30, 2026, 935,000 Pre-Funded Warrants were exercised, at an exercise price per share of $0.0001. As of June 30, 2026, there were no Pre-Funded Warrants outstanding and 4,000,000 Hudson Warrants to purchase Common Stock outstanding.

The Company accounts for its Public Warrants, Angel Warrants, Investor Warrants, Avenue Warrants and Hudson Warrants as derivative liabilities. Accordingly, the Company recognizes the instruments as liabilities at fair value, and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, redeemed or expired, and any change in fair value is recognized in the Company’s consolidated statements of operations within other income (expense).

Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Fair value measured as of June 30, 2026
		Quoted prices	Significant other	Significant
	Fair value at June 30, 2026	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$11,780	4,680	-	7,100

	Fair value measured as of December 31, 2025
		Quoted prices	Significant other	Significant
	Fair value at December 31, 2025	in active markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Warrant liabilities	$11,533	$3,795	$-	$7,738

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2026.

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short-term debt are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices and classified in Level 1 of the fair value hierarchy. The Angel Warrants, Avenue Warrants, Investor Warrants, and Hudson Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The fair value of the Angel Warrants and Avenue Warrants at June 30, 2026 were estimated using a Black-Scholes option pricing model. The fair value of the Investor Warrants and Hudson Warrants were estimated using a simulation model.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2026 and 2025 (in thousands):

Balance - January 1, 2025	$41
Fair value at issuance	2,908
Change in fair value	(37)
Balance - March 31, 2025	$2,912
Change in fair value	1,739
Balance - June 30, 2025	$4,651

Balance - January 1, 2026	$7,738
Change in fair value	74
Balance - March 31, 2026	$7,812
Exercise of warrants	(43)
Change in fair value	(669)
Balance - June 30, 2026	$7,100

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	June 30, 2026
	Angel Warrants	Investor Warrants	Avenue Warrants	Hudson Warrants
Valuation Method	Black Scholes	Monte Carlo	Black Scholes	Monte Carlo
Strike price (per share)	$7.32	$1.80	$1.66	$2.51
Contractual term (years)	1.0	3.8	3.8	4.3
Volatility (annual)	78.7%	70.0%	69.0%	70.0%
Risk-free rate	4.0%	4.1%	4.1%	4.1%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%
Probability assessment (1)	N/A	10%-30%	10%-30%	10%-30%

	December 31, 2025
	Angel Warrants	Investor Warrants	Avenue Warrants	Hudson Warrants
Valuation Method	Black Scholes	Monte Carlo	Black Scholes	Monte Carlo
Strike price (per share)	$7.32	$1.80	$1.66	$2.51
Contractual term (years)	1.5	4.2	4.2	4.8
Volatility (annual)	92.1%	80.0%	79.0%	70.0%
Risk-free rate	3.5%	3.6%	3.6%	3.6%
Dividend yield (per share)	0.0%	0.0%	0.0%	0.0%
Probability assessment (1)	N/A	10%-30%	10%-30%	10%-30%

(1)	Probability assessment reflects management’s estimate of the likelihood of an event that could accelerate exercisability or modify settlement mechanics under the warrant agreements

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space for its corporate headquarters in Dallas, Texas under a single operating lease that expires in February 2028. As of June 30, 2026, remaining undiscounted lease payments were approximately $1.4 million and the related operating lease liability was $1.3 million, of which $0.8 million was classified as short-term. There have been no material changes to the Company’s lease obligations since December 31, 2025.

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

8. INCOME TAXES

The Company is subject to taxation in the United States, in various state and local jurisdictions, and in the United Kingdom. The current income tax expense recorded in each period presented relates principally to the Texas franchise tax, which is assessed on gross margin rather than on taxable income.

The Company recorded income tax expense of approximately $0.2 million for each of the three and six months ended June 30, 2026, and an income tax benefit of less than $0.1 million and income tax expense of approximately $0.1 million for the three and six months ended June 30, 2025, respectively. The effective tax rate was (4.2)% and (2.2)% for the three and six months ended June 30, 2026, and 0.2% and (1.0)% for the three and six months ended June 30, 2025.

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the period. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company maintains a full valuation allowance against its net deferred tax assets. As a result of cumulative losses in both the United States and the United Kingdom, management has concluded that it is not more likely than not that those deferred tax assets will be realized, and accordingly no tax benefit has been recognized for losses incurred in the periods presented.

There have been no material changes to the Company’s deferred tax assets, valuation allowance or unrecognized tax benefits since December 31, 2025. The Company evaluates its tax positions on a quarterly basis and revises its estimates as appropriate.

9. STOCKHOLDERS’ DEFICIT

The Company’s certificate of incorporation, as amended and restated, authorizes the issuance of 80,000,000 shares of Common Stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value.

During the six months ended June 30, 2026, 935,000 Pre-Funded Warrants were exercised, at an exercise price per share of $0.0001 and 30,000 Investor Warrants were exercised, at an exercise price per share of $1.80.

During the six months ended June 30, 2026, 3,000 shares of Common Stock were sold under the Yorkville SEPA for approximately $5,000.

The Company is party to a standby equity purchase agreement with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP (the “Yorkville SEPA”), under which the Company may, at its option and subject to the conditions and limitations of that agreement, sell shares of Common Stock to Yorkville from time to time. The Yorkville SEPA expires in March 2027. Shares sold under the Yorkville SEPA are issued at a discount to prevailing market prices, and the Company’s ability to draw on the facility is limited by the number of shares registered for resale, by ownership limitations applicable to Yorkville and by the Company’s ability to satisfy the conditions to each advance.

As of June 30, 2026, 2,791,113 of the 6,369,937 shares registered for resale in connection with the Yorkville SEPA remained available for issuance. Because shares are issued at a discount to prevailing market prices, the amount of cash that may be realized from the remaining registered shares is not fixed and will vary with the Company’s share price. In addition, as of August 7, 2026, the Company had approximately $10.9 million available under its effective shelf registration on Form S-3, which may be used to sell shares under the Yorkville SEPA. The amount available is not fixed and will increase or decrease with the Company’s share price and public float, and is described more fully under Sources of Liquidity below.

10. STOCK-BASED COMPENSATION

As of June 30, 2026, there were 2,791,063 shares available for the grant of awards under the Company’s 2023 Long Term Incentive Plan (the “2023 Plan”).

Restricted Stock Units

In April 2026, the Company granted 600,000 shares of restricted stock units to the Company’s non-employee directors and CEO of which 300,000 vested in April 2026 and the remaining 300,000 will vest in April 2027. The grant date fair value of these awards was $1.1 million.

A summary of RSU activities for the six months ended June 30, 2026 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of January 1, 2026	9,700	$0.45
Granted	600,000	$1.89
Vested	(309,700)	$1.84
Forfeited	-	$-
Nonvested as of June 30, 2026	300,000	$1.89

As of June 30, 2026, total unrecognized compensation expense related to restricted stock units was $0.5 million, which is expected to be recognized over a weighted-average period of 0.75 years.

Stock Options

A summary of stock options activity for the six months ended June 30, 2026 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	3,857,138	$1.84	6.1	$544
Options granted	431,570	$1.99
Options forfeited	(64,810)	$1.83
Options cancelled	(26,102)	$2.36
Options exercised	(168,333)	$1.07
Outstanding as of June 30, 2026	4,029,463	$1.88	6.1	$1,053
Options vested and exercisable as of June 30, 2026	3,020,194	$1.98	5.0	$784

As of June 30, 2026, total unrecognized compensation expense related to stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation expense, by expense category, during the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$16	$2	$32	$32
General and administrative	789	394	974	544
Selling and marketing	2	15	(16)	35
Total stock-based compensation expense	$807	$411	$990	$611

11. NET (LOSS) INCOME PER COMMON SHARE

The table below summarizes potentially dilutive securities that were excluded from the above computation of net loss per common share as of the periods presented because including them would be anti-dilutive.

	Six Months Ended June,
	2026	2025

Common stock options	4,029,463	4,407,870
Common stock warrants	13,913,422	11,344,230
Unvested restricted stock units	300,000	59,700
Convertible notes payable	1,004,016	1,004,016
Total	19,246,901	16,815,816

12. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (the “CODM”) in deciding how to allocate resources and assess performance. Through March 31, 2026 the CODM was the Chairman of the Board in conjunction with the Company’s executive management team as they managed the Company’s operations on an aggregate basis for the purpose of allocating resources. Beginning April 1, 2026, in connection with the appointment of a new Chief Executive Officer (“CEO”), the Company determined that its CEO is the CODM as he has ultimate decision-making authority over the Company’s operations, regulatory affairs, commercial strategy, and back-office (finance, accounting, and administrative) functions, which are the Company’s key operating departments. He is the individual who regularly reviews the Company’s consolidated operating results, assesses performance against budget, and determines how the Company’s capital and personnel resources are allocated across these functions.

The Company continues to have one operating segment. The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies.

The Company’s method for measuring profitability includes net loss, which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for net income (loss) as reported on the Company’s consolidated statement of operations. Significant expense categories regularly reviewed by the CODM and included in the measure of segment profit or loss consist of cost of revenue, research and development expense, selling and marketing expense, and general and administrative expense consistent with that reported on the Company’s consolidated statement of operations. Other segment items include interest income (expense), financing-related costs, amortization of debt discount, changes in the fair value of warrant liabilities and notes payable, foreign currency gains and losses, and income tax benefit or expense consistent with that reported on the Company’s consolidated statement of operations. The amounts of each of the significant expense categories regularly reviewed by the CODM are presented on the face of the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

13. SUBSEQUENT EVENTS

On July 24, 2026, Spectral IP, a wholly-owned subsidiary of the Company, requested the withdrawal of its registration statement on Form S-1 (File No. 333-285935), which had been filed with the Securities and Exchange Commission on March 20, 2025 in connection with a proposed initial public offering of its common stock. No securities were sold under the registration statement. Spectral IP remains a wholly-owned subsidiary of the Company and continues to be consolidated in the Company’s condensed consolidated financial statements. The withdrawal did not result in any adjustment to the condensed consolidated financial statements as of and for the six months ended June 30, 2026.

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

Overview

We are an artificial intelligence (“AI”) company focused on predictive medical diagnostics. We operate in one segment. Currently, we are devoting substantially all of our efforts towards research and development of our DeepView System, an internally developed multi-spectral imaging device that has previously received FDA breakthrough device designation status for an earlier version. On May 26, 2026, the FDA granted De Novo classification for the DeepView System for the burn indication, which authorizes the Company to commence commercial distribution activities in the United States. We expect to generate our first commercial sales in the United States by the end of 2026. Given our receipt of the UKCA mark for the burn indication, we also expect to begin commercialization activities in the United Kingdom in 2026. Our DeepView System uses proprietary algorithms to distinguish between damaged and healthy human tissue invisible to the naked eye, providing “Day One” healing assessments. DeepView’s output is specifically engineered to allow the physician to make a more accurate, timely and informed decision regarding the treatment of the patient’s wound. Our focus has been on the burn indication which is supported by the BARDA PBS contract.

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

We have not generated any product revenue to date. We have received substantial support from the U.S. government for our DeepView System’s application for burn wounds, particularly from the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the HHS Office of the Assistant Secretary for Preparedness and Response in the United States, established to aid in securing the United States from chemical, biological, radiological, and nuclear threats, as well as from pandemic influenza and emerging infectious diseases. We have also received funding from the National Science Foundation, the National Institute of Health and the Defense Health Agency (the “DHA”). Since 2013, we have been awarded approximately $282.5 million in funding from government contracts, substantially all of which is from BARDA, which accounts for $272.9 million. This has allowed us to develop our technology and further our clinical trials.

In September 2023, we executed our third contract with BARDA for a multi-year Project BioShield (“PBS”) agreement, valued at up to approximately $150.0 million (the “PBS BARDA Contract”). This included an initial award of approximately $54.9 million to support the clinical validation study and the distribution of up to 30 DeepView Systems in various burn centers and emergency departments to support our validation study and approximately another $95.1 million for further follow-on development and procurement activities related to the DeepView System. The funding also supported the Company’s FDA De Novo submission of our DeepView AI – Burn software, which was completed on June 30, 2025. In March 2026, BARDA exercised a portion of its contractual options under the contract, providing the Company with (i) a no-cost extension of the base phase of the contract from March 2026 to June 2026 and (ii) accelerated funding of approximately $31.7 million for further follow-on development and procurement activities related to the DeepView System. The contract continues to provide additional options, similar to our prior BARDA contracts, with an additional total value of approximately $63.4 million which can be exercised for additional product development, and the expanded procurement and deployment of DeepView Systems at emergency rooms, trauma and burn centers. These deployments will enable the Company to conduct health economic and outcome research studies to support the broader clinical adoption of the DeepView System. As part of this funding advance, the Company has committed to fund $9.7 million of the total overall development costs associated with these feature advancements.  This contract funding is non-dilutive to our shareholders, and we believe it validates the important nature of our mission and technology.

In addition to our PBS BARDA contract, we received a $4.0 million grant award from the Medical Technology Enterprise Consortium (“MTEC”) in April 2023, which, building on prior awards from the DHA, is to be used to support military battlefield burn evaluation via a handheld version of the DeepView System device (the “MTEC Agreement”). In August 2024, the MTEC award was increased to $4.9 million and was extended to run through December 2025 with funding dependent on various milestones. In December 2025, the MTEC Agreement was extended to run through December 31, 2026. In March 2024, we received an additional $0.5 million award from the DHA to further this development, bringing the total value of our DHA awards supporting the handheld device to approximately $2.8 million.

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

Operating Expenses. Following regulatory approval of the DeepView System, we expect operating expenses to increase as we invest in commercialization activities, including sales and marketing, manufacturing scale-up, and personnel growth. Operating expenses may fluctuate from period to period based on the timing of commercialization initiatives, product enhancements, hiring activities, and other strategic investments, which may impact the comparability of our results of operations.

Gross Margin. When we begin commercial sales of the DeepView System, we may need to determine lower pricing and incentives to accelerate adoption and implementation of the DeepView System, which may negatively impact future revenue and gross margin percentages.

Managing our Supply Chain. We are reliant on contract manufacturers and suppliers to produce our components. While we have not been subject to any disruptions in our current limited production, we may be subject to component shortages, which may cause delays in critical components and inventory, longer lead times, increased costs and delays in product shipments. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high-quality services and deliver components and finished products on time and at reasonable costs. While we do not maintain sole-source suppliers, there is a concentration of suppliers which could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

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

Operating Costs and Expenses

Operating costs and expenses consist of research and development, general and administrative and selling and marketing expenses. These expenses primarily relate to salaries and related costs of our organization’s support and operations staff, consulting fees, rent, insurance and office expenses, and our non-revenue generating research and development expenses, primarily related to salaries and related costs and consulting fees.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Research and development revenue	$3,524	$5,065	$7,515	$11,772
Cost of revenue	(2,411)	(2,775)	(4,375)	(6,314)
Gross profit	1,113	2,290	3,140	5,458

Operating costs and expenses:
Research and development	1,696	1,457	3,258	2,770
General and administrative	3,088	2,616	5,316	5,061
Selling and marketing	653	340	861	646
Total operating costs and expenses	5,437	4,413	9,435	8,477
Operating loss	(4,324)	(2,123)	(6,295)	(3,019)

Other income (expense):
Net interest (expense) income	(378)	(397)	(815)	(417)
Financing related costs	(5)	(4)	(12)	(585)
Change in fair value of warrant liability	711	(5,449)	(291)	(1,196)
Change in fair value of notes payable	-	-	-	220
Foreign exchange transaction loss, net	(10)	(14)	(15)	(22)
Other income (expenses), including transaction costs	-	-	-	-
Total other expense, net	318	(5,864)	(1,133)	(2,000)

Loss before income taxes	(4,006)	(7,987)	(7,428)	(5,019)
Income tax provision	(170)	19	(160)	(52)
Net loss	$(4,176)	$(7,968)	$(7,588)	$(5,071)

Research and Development Revenue

 Research and development revenue was $3.5 million and $7.5 million for the three and six months ended June 30, 2026, respectively, a decrease of 30.4% and 36.2%, respectively compared to the same periods in 2025, reflecting the anticipated reduction in reimbursed costs under the PBS BARDA Contract following the FDA’s De Novo authorization of the DeepView System, as the remaining scope of work narrowed to specific development projects, together with the cost-share provisions applicable to the follow-on development phase of that contract. Revenue from the Company’s other U.S. governmental contracts declined in the three months ended June 30, 2026 and which was offset by an increase primarily related to work on the Company’s handheld device, in the six months ended June 30, 2026.

For the three and six months ended June 30, 2026 and 2025, the Company’s revenues disaggregated by the major sources were as follows (in thousands):

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%
	(In thousands, except percentages)
BARDA	$3,279	$4,649	$(1,370)	(29.5)%	$6,589	$11,030	$(4,441)	(40.3)%
Other U.S. governmental authorities	245	416	(171)	(41.1)%	926	742	184	24.8%
Total research and development revenue	$3,524	$5,065	$(1,541)	(30.4)%	$7,515	$11,772	$(4,257)	(36.2)%

Cost of Revenues and Gross Profit

Cost of revenue for the three and six months ended June 30, 2026 was $2.4 million and $4.4 million, respectively, a decrease of 13.1% and 30.7%, respectively, compared to the same periods in 2025, due to the cost share provisions applicable to the follow-on development phase of the PBS BARDA Contract, under which the Company funds a portion of the development costs it incurs.

Gross margin for the three and six months ended June 30, 2026 was 31.6% and 41.8%, respectively, a decrease of 13.6 percentage points and 4.6 percentage points, respectively, as compared to the same periods in 2025, reflecting the cost-share provisions of the follow-on development phase of the PBS BARDA Contract, under which the Company continues to incur development costs that are not fully reimbursable, and a lower margin on the Company’s fixed-fee MTEC contract. For the six months ended June 30, 2026, the decrease primarily reflects the lower proportion of costs billed under the follow-on development phase of that contract, partially offset by the higher gross margin realized in the first quarter of 2026 prior to the commencement of that phase.

Operating Expense

Research and development expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2026, respectively, an increase of 16.4% and 17.6%, respectively, as compared to the same period in 2025 due to an increase in non-revenue generating research and development activities.

General and administrative expense was $3.1 million and $5.3 million for the three and six months ended June 30, 2026, respectively, an increase of 18.0% and 5.0%, respectively, as compared to the same period in 2025 due to higher stock-based compensation associated with awards granted in the second quarter of 2026, partially offset for the six-month period by lower consultant fees.

Selling and marketing expense was $0.7 million and $0.9 million for the three and six months ended June 30, 2026, respectively, an increase of 92.1% and 33.3%, respectively, as compared to the same period in 2025 due to increased sales and marketing activities in advance of first commercial sales, including a third-party pricing study.

Other income (expense)

Net interest expense for the three and six months ended June 30, 2026 primarily relate to interest expense associated with the Avenue Financing as well as costs related to the Company’s insurance policy financing.

Financing related costs increased $0.1 million and decreased $0.6 million, respectively, for the three and six months ended June 30, 2026, as compared to the comparable period in 2025 primarily due to the elimination of the expenses relating to the Company’s prior financings that were expensed during fiscal year 2025. Amortization of debt discount of $0.1 million and $0.3 million, respectively for the three and six months ended June 30, 2026 relates to amortization of the discount on the Avenue note payable.

Change in fair value of warrant liability reflected a favorable change of approximately $6.2 million and $0.9 million, respectively, for the three and six months ended June 30, 2026 as compared to the comparable periods in 2025. Change in fair value of warrant liability was a benefit of $0.7 million and expense of $0.3 million, respectively, for the three and six months ended June 30, 2026, as compared to an expense of $5.4 million and expense of $1.2 million, respectively, for same periods in 2025. The changes reflect fluctuations in the fair value of the Company’s warrants during the three and six month periods ended June 30, 2026. The Company’s warrants are classified as liabilities and remeasured to fair value at each reporting period, with changes recognized in net loss. As a result, fluctuations in the warrant price of Public Warrants and fluctuations in the fair value of other outstanding warrants may cause significant non-cash gains or losses, leading to volatility in reported net loss.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026 and December 31, 2025, the Company had approximately $14.0 million and $15.4 million, respectively, in cash and cash equivalents, and an accumulated deficit of $63.4 million and $55.8 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had approximately $14.9 million and $8.4 million, respectively, of debt outstanding of which $11.1 million and $5.5 million represented long-term debt as of such periods, respectively. The Company also had approximately $1.4 million of remaining undiscounted operating lease payments as of June 30, 2026, extending through February 2028.

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

The Company also has an effective shelf registration statement on Form S-3 with an aggregate capacity of $50.0 million, of which approximately $12.1 million had been utilized as of June 30, 2026. Because the aggregate market value of the Common Stock held by non-affiliates is less than $75.0 million, the Company’s ability to sell securities in primary offerings under that registration statement is limited, in any twelve-month period, to one-third of the aggregate market value of the Common Stock held by non-affiliates. After giving effect to approximately $5.8 million of securities sold under that registration statement in the preceding twelve months, approximately $10.9 million remained available to the Company under that limitation based on the Company’s public float as of August 11, 2026. The amount available is not fixed and will increase or decrease with the Company’s share price and public float.

As of June 30, 2026, based on our current operating plan, our cash and cash equivalents, together with the PBS BARDA Contract, and the Yorkville SEPA, provide sufficient working capital to fund operations for at least one year beyond the release date of the condensed consolidated financial statements. We have based this determination on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could also cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plans and the continued work on indications beyond expanding our burn indication.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,825)	$(4,867)
Net cash provided by (used in) financing activities	6,422	10,185

Cash Flows Used in Operating Activities

Net cash used in operating activities increased to approximately $7.8 million for the six months ended June 30, 2026, as compared to $4.9 million for the six months ended June 30, 2025, primarily driven by higher net loss and higher cash used from changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 reflects proceeds received from Avenue Financing and stock option and warrant exercises, offset by repayments of insurance notes payable. Net cash provided by financing activities of $10.2 million for the six months ended June 30, 2025 was primarily attributable to proceeds from the Avenue Financing of $8.3 million partially offset by the loan repayments on the Yorkville debt facility and 2024 Insurance Note.

Current Indebtedness

The Company has the ability under its Avenue Financing agreement to borrow up to $15.0 million. The Company initially drew down $8.5 million in March 2025. On June 18, 2026, the Company drew down the second financing tranche under the Avenue Financing following the achievement of the required funding conditions. The Company received net proceeds of approximately $6.5 million.

The loans under the Avenue Financing mature on March 1, 2028, with an interest-only payment period of no less than 15 months, which has been extended to 24 months upon the achievement of certain milestones prior to the end of such 15-month period as described in the Tranche 2 Milestone Date (as defined in the Supplement to the Loan Agreement). The Company achieved the Tranche 2 Milestone during the three months ended June 30, 2026, and as such, the interest-only period was extended to 24 months.

The Avenue Financing also includes warrant coverage equal to 8.5% of the total funding commitment from Avenue, with an exercise price equal to $1.66.

Related Party Transactions

For the six-month period ended June 30, 2026, the Company did not have any related party transactions.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 25, 2026. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is a smaller reporting company and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on that evaluation, management concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. As discussed in Item 9A of our Form 10-K for the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting as well as a lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of December 31, 2025.

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement and monitor, measures designed to improve our internal control over financial reporting. These efforts include:

●	appointing a new Chief Financial Officer with extensive technical accounting and public company financial reporting experience, with remediation of the material weakness as a specific objective, and supplemented accounting personnel to address capacity gaps;

●	completing a full-scope documentation and assessment of the design of our internal control over financial reporting, including controls over the financial statement close process and account reconciliations;

●	during 2025, enhancing the functionality of our enterprise resource planning system to support certain key financial processes and controls and to enforce certain segregation of duties through automation and approval workflows; and

●	with appropriate accounting staffing now in place, engaging external specialists where their use is warranted, including in the areas of technical accounting, SEC reporting, valuation and tax. Management retains responsibility for the work of those specialists, evaluating their qualifications and objectivity and reviewing and approving their analyses and conclusions.

The measures we implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist. These controls have been implemented and management is performing its own testing of their operation for the first and second quarters of 2026. Management expects that this testing, together with the testing performed in the second half of 2026, will support a conclusion that the controls are appropriately designed and operating effectively and that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the Business Combination, as is described in the Company’s final prospectus (Registration No. 333-275218), as filed with the SEC on January 2, 2024. Additionally, there has been no material change in the planned use of proceeds from the Avenue Financing, as is described in the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2025 or the planned use of proceeds from the Hudson Financing, as described in the prospectus supplement to the Form S-3 (Registration No. 333-282681), filed on October 22, 2025.

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

SPECTRAL AI, INC.

Date: August 11, 2026	By:	/s/ Vincent S. Capone
	Name:	Vincent S. Capone
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David McGuire
	Name:	David McGuire
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)